Form 10-Q
period 2024-06-30
Walker & Dunlop, Inc.
filed 2024-08-08
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 29, 2024, there were 33,748,696 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$208,095	$328,698
Restricted cash	35,460	21,422
Pledged securities, at fair value	197,936	184,081
Loans held for sale, at fair value	814,883	594,998
Mortgage servicing rights	850,831	907,415
Goodwill	901,710	901,710
Other intangible assets	174,467	181,975
Receivables, net	272,827	233,563
Committed investments in tax credit equity	151,674	154,028
Other assets	567,515	544,457
Total assets	$4,175,398	$4,052,347

Liabilities
Warehouse notes payable	$810,114	$596,178
Notes payable	770,707	773,358
Allowance for risk-sharing obligations	30,477	31,601
Commitments to fund investments in tax credit equity	134,493	140,259
Other liabilities	695,813	764,822
Total liabilities	$2,441,604	$2,306,218

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,137 shares as of June 30, 2024 and 32,874 shares as of December 31, 2023)	331	329
Additional paid-in capital ("APIC")	407,426	425,488
Accumulated other comprehensive income (loss) ("AOCI")	415	(479)
Retained earnings	1,288,728	1,298,412
Total stockholders’ equity	$1,696,900	$1,723,750
Noncontrolling interests	36,894	22,379
Total equity	$1,733,794	$1,746,129
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,175,398	$4,052,347

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Loan origination and debt brokerage fees, net	$65,334	$64,968	$109,074	$112,052
Fair value of expected net cash flows from servicing, net	33,349	42,058	54,247	72,071
Servicing fees	80,418	77,061	160,461	152,827
Property sales broker fees	11,265	10,345	20,086	21,969
Investment management fees	14,822	16,309	28,342	31,482
Net warehouse interest income (expense)	(1,584)	(1,526)	(2,700)	(1,525)
Placement fees and other interest income	41,040	35,386	80,442	66,310
Other revenues	26,032	28,014	48,783	56,175
Total revenues	$270,676	$272,615	$498,735	$511,361

Expenses
Personnel	$133,067	$133,305	$244,530	$251,918
Amortization and depreciation	56,043	56,292	111,934	113,258
Provision (benefit) for credit losses	2,936	(734)	3,460	(11,509)
Interest expense on corporate debt	17,874	17,010	35,533	32,284
Other operating expenses	32,559	30,730	61,402	54,793
Total expenses	$242,479	$236,603	$456,859	$440,744
Income from operations	$28,197	$36,012	$41,876	$70,617
Income tax expense	7,902	10,491	10,766	17,626
Net income before noncontrolling interests	$20,295	$25,521	$31,110	$52,991
Less: net income (loss) from noncontrolling interests	(2,368)	(2,114)	(3,419)	(1,309)
Walker & Dunlop net income	$22,663	$27,635	$34,529	$54,300
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	907	156	894	103
Walker & Dunlop comprehensive income	$23,570	$27,791	$35,423	$54,403

Basic earnings per share (NOTE 10)	$0.67	$0.82	$1.02	$1.62
Diluted earnings per share (NOTE 10)	$0.67	$0.82	$1.02	$1.61

Basic weighted-average shares outstanding	33,121	32,695	33,050	32,612
Diluted weighted-average shares outstanding	33,154	32,851	33,101	32,834

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2024
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	11,866	—	11,866
Net income (loss) from noncontrolling interests	—	—	—	—	—	(1,051)	(1,051)
Other comprehensive income (loss), net of tax	—	—	—	(13)	—	—	(13)
Stock-based compensation - equity classified	—	—	5,842	—	—	—	5,842
Issuance of common stock in connection with equity compensation plans	322	3	5,642	—	—	—	5,645
Repurchase and retirement of common stock	(101)	(1)	(9,788)	—	—	—	(9,789)
Distributions to noncontrolling interest holders	—	—	—	—	—	(500)	(500)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(21,965)	—	(21,965)
Other activity	—	—	—	—	—	(256)	(256)
Balance as of March 31, 2024	33,095	$331	$427,184	$(492)	$1,288,313	$20,572	$1,735,908
Walker & Dunlop net income	—	—	—	—	22,663	—	22,663
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,368)	(2,368)
Other comprehensive income (loss), net of tax	—	—	—	907	—	—	907
Stock-based compensation - equity classified	—	—	6,608	—	—	—	6,608
Issuance of common stock in connection with equity compensation plans	50	—	169	—	—	—	169
Repurchase and retirement of common stock	(8)	—	(809)	—	—	—	(809)
Distributions to noncontrolling interest holders	—	—	—	—	—	(36)	(36)
Purchase of noncontrolling interests	—	—	(25,726)	—	—	18,726	(7,000)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(22,248)	—	(22,248)
Balance as of June 30, 2024	33,137	$331	$407,426	$415	$1,288,728	$36,894	$1,733,794

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (CONTINUED)

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance as of March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096
Walker & Dunlop net income	—	—	—	—	27,635	—	27,635
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income (loss), net of tax	—	—	—	156	—	—	156
Stock-based compensation - equity classified	—	—	7,541	—	—	—	7,541
Issuance of common stock in connection with equity compensation plans	33	—	—	—	—	—	—
Repurchase and retirement of common stock	(9)	—	(662)	—	—	—	(662)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,735)	(1,735)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,180)	—	(21,180)
Other activity	—	—	—	—	(240)	—	(240)
Balance as of June 30, 2023	32,703	$327	$412,182	$(1,465)	$1,287,334	$26,119	$1,724,497

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$31,110	$52,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(54,247)	(72,071)
Change in the fair value of premiums and origination fees	2,947	1,812
Amortization and depreciation	111,934	113,258
Provision (benefit) for credit losses	3,460	(11,509)
Originations of loans held for sale	(3,192,112)	(5,406,027)
Proceeds from transfers of loans held for sale	2,959,268	4,504,278
Other operating activities, net	(61,809)	(63,763)
Net cash provided by (used in) operating activities	$(199,449)	$(881,031)

Cash flows from investing activities
Capital expenditures	$(7,056)	$(9,501)
Purchases of equity-method investments	(11,537)	(15,231)
Purchases of pledged available-for-sale ("AFS") securities	(20,900)	—
Proceeds from prepayment and sale of pledged AFS securities	3,577	4,807
Repurchase of Agency loans	(13,469)	—
Principal collected on loans held for investment	16,580	129,260
Other investing activities, net	3,194	1,281
Net cash provided by (used in) investing activities	$(29,611)	$110,616

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$222,197	$902,144
Repayments of interim warehouse notes payable	(13,884)	(91,586)
Repayments of notes payable	(4,006)	(118,046)
Borrowings of notes payable	—	196,000
Repurchase of common stock	(10,598)	(18,057)
Purchase of noncontrolling interests	(4,000)	—
Cash dividends paid	(44,213)	(42,401)
Payment of contingent consideration	(25,873)	(25,690)
Other financing activities, net	(476)	(6,340)
Net cash provided by (used in) financing activities	$119,147	$796,024

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(109,913)	$25,609
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	391,403	258,283
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$281,490	$283,892

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$43,668	$52,147
Cash paid for income taxes	17,105	20,807

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2024 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2024. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including the allowance for risk-sharing obligations, initial and recurring fair value assessments of capitalized mortgage servicing rights, the initial fair value assessment of  goodwill, the periodic assessment of impairment of goodwill, initial fair value estimate of other intangible assets, and the initial and recurring fair value assessments of contingent consideration liabilities. Actual results may vary from these estimates.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2024	2023	2024	2023
Provision (benefit) for loan losses	$(17)	$(57)	$(16)	$138
Provision (benefit) for risk-sharing obligations	353	(677)	(1,124)	(11,647)
Provision (benefit) for other credit losses	2,600	—	4,600	—
Provision (benefit) for credit losses	$2,936	$(734)	$3,460	$(11,509)

Agency Loan Repurchases—The Company is obligated to repurchase loans that are originated for the GSEs or HUD (collectively, the “Agencies”) programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are or may have been breached. When the Company repurchases a loan from the Agencies, the loan is included as a component of Other Assets on the Condensed Consolidated Balance Sheets and any related credit loss is included within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.

Fannie Mae—During the first quarter of 2024, the Company repurchased a $17.9 million Fannie Mae loan, which consisted of a $4.4 million advance previously made to Fannie Mae in 2023 and a $13.5 million cash payment during the three months ended March 31, 2024. As of June 30, 2024, the Company had an immaterial allowance for credit loss related to this loan, as the Company expects to liquidate the underlying collateral for approximately the Company’s cost basis in the loan.

Freddie Mac—The Company received repurchase requests from Freddie Mac related to two loans with unpaid principal balances (“UPB”) of $11.4 million and $34.8 million. In March 2024, the Company entered into a forbearance and indemnification agreement with Freddie Mac that among other things delayed the repurchase of these loans for six and 12 months, respectively, and transferred the risk of loss for both loans from Freddie Mac to the Company. The fair value of the indemnification related to the $11.4 million loan is de minimis due to the excess of fair value of the underlying collateral compared to the carrying value of the loan. With respect to the $34.8 million loan, as of June 30, 2024, the Company’s best estimate of the fair value of the indemnification was $4.6 million, which is included within Other liabilities on the Condensed Consolidated Balance Sheets, with a corresponding amount included in Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income for the six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the balance of the Interim Loan Program portfolio consisted of a small number of loans with a balance of $25.9 million and $40.1 million, respectively, including an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses. There were no ILP loans delinquent and in non-accrual status as of both June 30, 2024 and December 31, 2023. The amortized cost basis of loans that were current was $25.9 million and $40.1 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, all ILP loans were originated in 2019.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2024 and 2023, and December 31, 2023 and 2022.

	June 30,		December 31,
(in thousands)	2024	2023	2023	2022
Cash and cash equivalents	$208,095	$228,091	$328,698	$225,949
Restricted cash	35,460	21,769	21,422	17,676
Pledged cash and cash equivalents (NOTE 9)	37,935	34,032	41,283	14,658
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$281,490	$283,892	$391,403	$258,283

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were a $0.4 million benefit and a $0.1 million shortfall for the three months ended June 30, 2024 and 2023, respectively, and benefits of $1.0 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income (expense) for the three and six months ended June 30, 2024 and 2023 are the following components:

	For the three months ended		For the six months ended
(in thousands)	June 30,		June 30,
Components of Net Warehouse Interest Income (Expense)	2024	2023	2024	2023
Warehouse interest income	$6,643	$11,596	$14,136	$22,103
Warehouse interest expense	(8,227)	(13,122)	(16,836)	(23,628)
Net warehouse interest income (expense)	$(1,584)	$(1,526)	$(2,700)	$(1,525)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $2.0 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.6 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

Other than LIHTC asset management fees as described in the 2023 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require significant judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
Description (in thousands)	2024	2023	2024	2023	Statement of income line item
Certain loan origination fees	$25,621	$20,694	$43,408	$34,723	Loan origination and debt brokerage fees, net
Property sales broker fees	11,265	10,345	20,086	21,969	Property sales broker fees
Investment management fees	14,822	16,309	28,342	31,482	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	16,719	18,926	28,994	41,464	Other revenues
Total revenues derived from contracts with customers	$68,427	$66,274	$120,830	$129,638

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures and 2023-09, Improvements to Income Tax Disclosures. The

annual disclosures required by ASU 2023-07 are effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2024. The interim disclosures required by ASU 2023-07 are effective in 2025. The disclosures for ASU 2023-09 are effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There were no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s condensed consolidated financial statements. The Company did not adopt any new accounting policies during the second quarter of 2024.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both June 30, 2024 and December 31, 2023. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate at June 30, 2024 would be a decrease in the fair value of $42.7 million to the MSRs outstanding as of June 30, 2024.

The impact of a 200-basis point increase in the discount rate at June 30, 2024 would be a decrease in the fair value of $82.5 million to the MSRs outstanding as of June 30, 2024.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and six months ended June 30, 2024 and 2023 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2024	2023	2024	2023
Beginning balance	$881,834	$946,406	$907,415	$975,226
Additions, following the sale of loan	21,172	38,119	47,582	62,149
Amortization	(50,495)	(49,467)	(101,026)	(98,909)
Pre-payments and write-offs	(1,680)	(2,927)	(3,140)	(6,335)
Ending balance	$850,831	$932,131	$850,831	$932,131

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2024 and December 31, 2023:

Components of MSRs (in thousands)	June 30, 2024	December 31, 2023
Gross value	$1,755,179	$1,733,844
Accumulated amortization	(904,348)	(826,429)
Net carrying value	$850,831	$907,415

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of June 30, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2024	$98,292
Year Ending December 31,
2025	$178,735
2026	153,112
2027	131,461
2028	103,041
2029	78,048
Thereafter	108,142
Total	$850,831

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

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2024 and 2023 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2024	2023	2024	2023
Beginning balance	$30,124	$33,087	$31,601	$44,057
Provision (benefit) for risk-sharing obligations	353	(677)	(1,124)	(11,647)
Write-offs	—	—	—	—
Ending balance	$30,477	$32,410	$30,477	$32,410

The Company assesses several qualitative and quantitative factors to calculate the CECL allowance each quarter including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the six months ended June 30, 2024 and 2023 follows.

	2024
CECL Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	N/A
Historical loss rate (in basis points)	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	N/A
CECL allowance (in millions)	$25.0	$24.9	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(1.5)	$0.4	$(1.1)

	2023
CECL Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	N/A
CECL allowance (in millions)	$28.7	$28.9	N/A
Provision (benefit) for risk-sharing obligations (in millions)	$(10.9)	$(0.7)	$(11.6)

During the first quarters of both 2024 and 2023, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with the loss data for the most recently completed year. The look-back period updates resulted in the historical loss rate factors decreasing and the benefit for risk-sharing obligations, as noted in the table above. The Company also slightly increased its forecast-period and reversion-period loss rates during the three months ended March 31, 2023 to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2024, the ratio of the forecast-period loss rate to the historical loss rate increased, resulting in a much lower benefit for risk-sharing obligations.

During the second quarters of both 2024 and 2023, the activity in the risk-sharing obligations shown above was primarily the result of updated collateral-based reserves.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2024 was 6.0 years compared to 6.4 years as of December 31, 2023.

As of June 30, 2024, the Company had five loans with aggregate collateral-based reserves of $5.6 million compared to three loans with an aggregate collateral-based reserve of $2.8 million as of December 31, 2023.

As of June 30, 2024 and 2023, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $12.2 billion and $11.3 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $132.8 billion as of June 30, 2024 compared to $130.5 billion as of December 31, 2023.

As of both June 30, 2024 and December 31, 2023, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.7 billion. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of June 30, 2024, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, the Company has arranged for warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged the majority of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of short-term financings on acceptable terms. As of June 30, 2024, the Interim Warehouse Facilities had $119.8 million of total facility capacity with an outstanding balance of $11.7 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 250 to 311 basis points.

The interest rate for all our warehouse facilities and debt is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).  The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of June 30, 2024 follows:

	June 30, 2024
(in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$161,970	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	293,032	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	36,094	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	42,549	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	139,471	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,600,000	2,200,000	3,800,000	$673,116
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	125,548
Total Agency Warehouse Facilities	$1,600,000	3,700,000	5,300,000	$798,664
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2024, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the other Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #2 was extended to April 11, 2025.

The committed borrowing capacity of Agency Warehouse Facility #3 was decreased from $600.0 million to $425.0 million, and the uncommitted borrowing capacity was increased from $265.0 million to $425.0 million. The maturity date was also extended to May 15, 2025, and the interest rate was decreased from SOFR plus 135 basis points to SOFR plus 130 basis points.

The committed borrowing capacity of Agency Warehouse Facility #4 was decreased from $200.0 million to $150.0 million. The maturity date was also extended to June 22, 2025.

Note Payable

The Company has a senior secured credit agreement (the “Credit Agreement”) that provides for a $600.0 million term loan. Additionally, in January 2023 the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for additional borrowing with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness.

During the second quarter of 2024, the Company entered into another amendment, that, among other things, decreased the interest rate of the additional borrowing with an outstanding balance of $198.0 million from Adjusted Term SOFR plus 3.00% to Adjusted Term SOFR plus 2.25%, made a small update to the quarterly principal payment, and made other immaterial changes.

As of June 30, 2024, the $600.0 million term loan and additional borrowings of $198.0 million (together known as “Term Debt”) had an outstanding principal balance of $782.5 million. The Term Debt matures on December 16, 2028.

The warehouse notes payable and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2024.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s reportable segments are Capital Markets (“CM”), Servicing & Asset Management (“SAM”), and Corporate. A summary of the Company’s goodwill by reportable segments for the six months ended June 30, 2024 and 2023 follows:

	For the six months ended
	June 30,
(in thousands)	2024			2023
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	$439,521	$963,710	$520,191	$439,521	$959,712
Additions from acquisitions	—	—	—	—	—	—
Measurement-period and other adjustments	—	—	—	3,998	—	3,998
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$62,000	$—	$62,000	$—	$—	$—
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$62,000	$—	$62,000	$—	$—	$—

Goodwill	$462,189	$439,521	$901,710	$524,189	$439,521	$963,710
(1)As of June 30, 2024 and 2023 and December 31, 2023 and 2022, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the six months ended June 30, 2024 and 2023 follows:

	For the six months ended
	June 30,
Roll Forward of Other Intangible Assets (in thousands)	2024	2023
Beginning balance	$181,975	$198,643
Additions from acquisitions	—	—
Amortization	(7,508)	(8,724)
Ending balance	$174,467	$189,919

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of June 30, 2024 and December 31, 2023:

Components of Other Intangible Assets (in thousands)	June 30, 2024	December 31, 2023
Gross value	$220,682	$220,682
Accumulated amortization	(46,215)	(38,707)
Net carrying value	$174,467	$181,975

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of June 30, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Six Months Ending December 31,
2024	$8,179
Year Ending December 31,
2025	$16,357
2026	16,357
2027	16,357
2028	16,357
2029	16,293
Thereafter	84,567
Total	$174,467

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, for the six months ended June 30, 2024 and 2023 follows:

	For the six months ended
(in thousands)	June 30,
Roll Forward of Contingent Consideration Liabilities	2024	2023
Beginning balance	$113,546	$200,346
Additions	—	—
Accretion	1,334	353
Payments	(25,873)	(25,690)
Ending balance	$89,007	$175,009

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

The Company's MSRs are measured at fair value at inception, and thereafter on a nonrecurring basis, and are carried at the lower of amortized cost or fair value. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes (NOTE 3). The Company's MSRs do not trade in an active, open market with readily observable prices. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the estimated fair value of the Company’s MSRs was developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated placement fee revenue from escrow deposits, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing MSR assets.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2024
Assets
Loans held for sale	$—	$814,883	$—	$814,883
Pledged securities	37,935	160,001	—	197,936
Derivative assets	—	—	26,456	26,456
Total	$37,935	$974,884	$26,456	$1,039,275

Liabilities
Derivative liabilities	$—	$—	$5,184	$5,184
Contingent consideration liabilities	—	—	89,007	89,007
Total	$—	$—	$94,191	$94,191

December 31, 2023
Assets
Loans held for sale	$—	$594,998	$—	$594,998
Pledged securities	41,283	142,798	—	184,081
Derivative assets	—	—	31,451	31,451
Total	$41,283	$737,796	$31,451	$810,530

Liabilities
Derivative liabilities	$—	$—	$28,247	$28,247
Contingent consideration liabilities	—	—	113,546	113,546
Total	$—	$—	$141,793	$141,793

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2024 and 2023.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
(in thousands)	June 30,		June 30,
Derivative Assets and Liabilities, net	2024	2023	2024	2023
Beginning balance	$13,797	$(7,729)	$3,204	$15,560
Settlements	(91,209)	(79,056)	(145,254)	(179,442)
Realized gains (losses) recorded in earnings(1)	77,412	86,785	142,049	163,882
Unrealized gains (losses) recorded in earnings(1)	21,272	20,241	21,272	20,241
Ending balance	$21,272	$20,241	$21,272	$20,241
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$26,456	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$5,184	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$89,007	Monte Carlo Simulation	Probability of earnout achievement	20% - 100%	48%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2024 and December 31, 2023 are presented below:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$208,095	$208,095	$328,698	$328,698
Restricted cash	35,460	35,460	21,422	21,422
Pledged securities	197,936	197,936	184,081	184,081
Loans held for sale	814,883	814,883	594,998	594,998
Loans held for investment, net(1)	42,952	41,995	40,056	40,139
Derivative assets(1)	26,456	26,456	31,451	31,451
Total financial assets	$1,325,782	$1,324,825	$1,200,706	$1,200,789

Financial Liabilities:
Derivative liabilities(2)	$5,184	$5,184	$28,247	$28,247
Contingent consideration liabilities(2)	89,007	89,007	113,546	113,546
Warehouse notes payable	810,114	810,336	596,178	596,428
Notes payable	770,707	782,494	773,358	786,500
Total financial liabilities	$1,675,012	$1,687,021	$1,511,329	$1,524,721
(1)	Included as a component of Other Assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities on the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of June 30, 2024 and December 31, 2023.

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

Contingent Consideration Liabilities—Consists of the estimated fair values of expected future earnout payments related to acquisitions completed primarily in 2021 and 2022. The earnout liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and discount rate, to determine the expected earnout cash flows. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than our related commitments to the borrower to allow for, among other things, the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2024 and December 31, 2023:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
June 30, 2024
Rate lock commitments	$817,285	23,701	37	23,738	23,738	—	—
Forward sale contracts	1,622,467	—	(2,466)	(2,466)	2,718	(5,184)	—
Loans held for sale	805,182	7,272	2,429	9,701	—	—	9,701
Total		$30,973	$0	$30,973	$26,456	$(5,184)	$9,701

December 31, 2023
Rate lock commitments	$463,626	$15,908	$11,492	$27,400	$27,400	$—	$—
Forward sale contracts	1,035,964	—	(24,196)	(24,196)	4,051	(28,247)	—
Loans held for sale	572,338	9,956	12,704	22,660	—	—	22,660
Total		$25,864	$—	$25,864	$31,451	$(28,247)	$22,660

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2024. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2024 collateral requirements as outlined above. As of June 30, 2024, reserve requirements for the DUS loan portfolio will require the Company to fund $70.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of June 30, 2024. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of June 30, 2024, the net worth requirement was $313.5 million, and the Company's net worth, as defined in the requirements, was $980.0 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2024, the Company was required to maintain at least $62.4 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $183.1 million as of June 30, 2024, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of June 30, 2024 and 2023, and December 31, 2023 and 2022:

	June 30,		December 31,
Pledged Securities (in thousands)	2024	2023	2023	2022
Restricted cash	$3,663	$3,047	$2,727	$5,788
Money market funds	34,272	30,985	38,556	8,870
Total pledged cash and cash equivalents	$37,935	$34,032	$41,283	$14,658
Agency MBS	160,001	136,634	142,798	142,624
Total pledged securities, at fair value	$197,936	$170,666	$184,081	$157,282

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2023 Form 10-K. The following table provides additional information related to the Agency MBS as of June 30, 2024 and December 31, 2023:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2024	December 31, 2023
Fair value	$160,001	$142,798
Amortized cost	159,781	143,862
Total gains for securities with net gains in AOCI	1,483	1,036
Total losses for securities with net losses in AOCI	(1,263)	(2,100)
Fair value of securities with unrealized losses	101,118	103,003

Pledged securities with a fair value of $83.1 million, an amortized cost of $84.3 million, and a net unrealized loss of $1.2 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2024
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	69,000	69,199
After five years through ten years	73,656	73,128
After ten years	17,345	17,454
Total	$160,001	$159,781

NOTE 10—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings per share (“EPS”) is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors under the Company’s 2024 Equity Incentive Plan, which was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, that entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2024	2023	2024	2023
Calculation of basic EPS
Walker & Dunlop net income	$22,663	$27,635	$34,529	$54,300
Less: dividends and undistributed earnings allocated to participating securities	514	703	810	1,410
Net income applicable to common stockholders	$22,149	$26,932	$33,719	$52,890
Weighted-average basic shares outstanding	33,121	32,695	33,050	32,612
Basic EPS	$0.67	$0.82	$1.02	$1.62

Calculation of diluted EPS
Net income applicable to common stockholders	$22,149	$26,932	$33,719	$52,890
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	1	—	2
Net income allocated to common stockholders	$22,149	$26,933	$33,719	$52,892
Weighted-average basic shares outstanding	33,121	32,695	33,050	32,612
Add: weighted-average diluted non-participating securities	33	156	51	222
Weighted-average diluted shares outstanding	33,154	32,851	33,101	32,834
Diluted EPS	$0.67	$0.82	$1.02	$1.61

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2024, 127 thousand average restricted shares and 128 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and six months ended June 30, 2023, 456 thousand average restricted shares and 442 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2024, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the first six months of 2024, the Company did not repurchase any shares of its common stock under the share repurchase program. As of June 30, 2024, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2024 share repurchase program.

During each of the first and second quarters of 2024, the Company paid a dividend of $0.65 per share. On August 7, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the third quarter of 2024. The dividend will be paid on September 6, 2024 to all holders of record of the Company’s restricted and unrestricted common stock as of August 22, 2024.

The Company awarded $4.4 million and $3.0 million of stock to settle compensation liabilities, a non-cash transaction, for the six months ended June 30, 2024 and 2023, respectively.

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

During the second quarter of 2024, the Company purchased a noncontrolling interest for cash consideration of $7.0 million, of which $4.0 million was paid at the time of closing, with an additional $1.0 million to be paid in each of the next three quarters. The purchase of the noncontrolling interest resulted in a reduction to APIC of $25.7 million (a non-cash transaction) for the excess of the purchase price over the noncontrolling interest balance.

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

SAM earns revenue mainly through fees for servicing and asset-managing the loans in the Company’s servicing portfolio and asset management fees for managing third-party capital. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company does allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results of the three months ended June 30, 2024 and 2023.

Segment Results (in thousands)	For the three months ended June 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$63,841	1,493	—	$65,334
Fair value of expected net cash flows from servicing, net	33,349	—	—	33,349
Servicing fees	—	80,418	—	80,418
Property sales broker fees	11,265	—	—	11,265
Investment management fees	—	14,822	—	14,822
Net warehouse interest income (expense)	(1,950)	366	—	(1,584)
Placement fees and other interest income	—	37,170	3,870	41,040
Other revenues	11,665	13,963	404	26,032
Total revenues	$118,170	$148,232	$4,274	$270,676

Expenses
Personnel	$92,480	20,077	20,510	$133,067
Amortization and depreciation	1,138	53,173	1,732	56,043
Provision (benefit) for credit losses	—	2,936	—	2,936
Interest expense on corporate debt	5,299	10,946	1,629	17,874
Other operating expenses	4,642	6,728	21,189	32,559
Total expenses	$103,559	$93,860	$45,060	$242,479
Income (loss) from operations	$14,611	$54,372	$(40,786)	$28,197
Income tax expense (benefit)	3,359	16,521	(11,978)	7,902
Net income (loss) before noncontrolling interests	$11,252	$37,851	$(28,808)	$20,295
Less: net income (loss) from noncontrolling interests	213	(2,581)	—	(2,368)
Walker & Dunlop net income (loss)	$11,039	$40,432	$(28,808)	$22,663

Segment Results (in thousands)	For the three months ended June 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$64,574	$394	$—	$64,968
Fair value of expected net cash flows from servicing, net	42,058	—	—	42,058
Servicing fees	—	77,061	—	77,061
Property sales broker fees	10,345	—	—	10,345
Investment management fees	—	16,309	—	16,309
Net warehouse interest income (expense)	(2,752)	1,226	—	(1,526)
Placement fees and other interest income	—	32,337	3,049	35,386
Other revenues	11,760	15,513	741	28,014
Total revenues	$125,985	$142,840	$3,790	$272,615

Expenses
Personnel	$93,067	$21,189	$19,049	$133,305
Amortization and depreciation	1,089	53,550	1,653	56,292
Provision (benefit) for credit losses	—	(734)	—	(734)
Interest expense on corporate debt	4,727	10,707	1,576	17,010
Other operating expenses	5,200	9,946	15,584	30,730
Total expenses	$104,083	$94,658	$37,862	$236,603
Income (loss) from operations	$21,902	$48,182	$(34,072)	$36,012
Income tax expense (benefit)	5,572	14,787	(9,868)	10,491
Net income (loss) before noncontrolling interests	$16,330	$33,395	$(24,204)	$25,521
Less: net income (loss) from noncontrolling interests	223	(2,337)	—	(2,114)
Walker & Dunlop net income (loss)	$16,107	$35,732	$(24,204)	$27,635

The following tables provide a summary and reconciliation of each segment’s results for the six months ended June 30, 2024 and 2023 and total assets as of June 30, 2024 and 2023.

Segment Results and Total Assets (in thousands)	As of and for the six months ended June 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$107,541	$1,533	$—	$109,074
Fair value of expected net cash flows from servicing, net	54,247	—	—	54,247
Servicing fees	—	160,461	—	160,461
Property sales broker fees	20,086	—	—	20,086
Investment management fees	—	28,342	—	28,342
Net warehouse interest income (expense)	(3,524)	824	—	(2,700)
Placement fees and other interest income	—	72,773	7,669	80,442
Other revenues	21,717	25,534	1,532	48,783
Total revenues	$200,067	$289,467	$9,201	$498,735

Expenses
Personnel	$171,667	$38,132	$34,731	$244,530
Amortization and depreciation	2,275	106,244	3,415	111,934
Provision (benefit) for credit losses	—	3,460	—	3,460
Interest expense on corporate debt	10,150	22,137	3,246	35,533
Other operating expenses	9,694	11,851	39,857	61,402
Total expenses	$193,786	$181,824	$81,249	$456,859
Income (loss) from operations	$6,281	$107,643	$(72,048)	$41,876
Income tax expense (benefit)	1,615	27,674	(18,523)	10,766
Net income (loss) before noncontrolling interests	$4,666	$79,969	$(53,525)	$31,110
Less: net income (loss) from noncontrolling interests	327	(3,746)	—	(3,419)
Walker & Dunlop net income (loss)	$4,339	$83,715	$(53,525)	$34,529

Total assets	$1,491,821	2,283,259	400,318	$4,175,398

Segment Results and Total Assets (in thousands)	As of and for the six months ended June 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$111,530	$522	$—	$112,052
Fair value of expected net cash flows from servicing, net	72,071	—	—	72,071
Servicing fees	—	152,827	—	152,827
Property sales broker fees	21,969	—	—	21,969
Investment management fees	—	31,482	—	31,482
Net warehouse interest income (expense)	(4,441)	2,916	—	(1,525)
Placement fees and other interest income	—	61,161	5,149	66,310
Other revenues	28,860	27,128	187	56,175
Total revenues	$229,989	$276,036	$5,336	$511,361

Expenses
Personnel	$183,529	$36,530	$31,859	$251,918
Amortization and depreciation	2,275	107,560	3,423	113,258
Provision (benefit) for credit losses	—	(11,509)	—	(11,509)
Interest expense on corporate debt	8,996	20,289	2,999	32,284
Other operating expenses	10,844	11,426	32,523	54,793
Total expenses	$205,644	$164,296	$70,804	$440,744
Income (loss) from operations	$24,345	$111,740	$(65,468)	$70,617
Income tax expense (benefit)	6,076	27,891	(16,341)	17,626
Net income (loss) before noncontrolling interests	$18,269	$83,849	$(49,127)	$52,991
Less: net income (loss) from noncontrolling interests	1,658	(2,967)	—	(1,309)
Walker & Dunlop net income (loss)	$16,611	$86,816	$(49,127)	$54,300

Total assets	$1,988,392	$2,340,147	$478,885	$4,807,424

NOTE 12—VARIABLE INTEREST ENTITIES

The Company provides alternative investment management services through the syndication of tax credit funds and development of affordable housing projects. To facilitate the syndication and development of affordable housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are variable interest entities (“VIEs”).

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2023 Form 10-K.

As of June 30, 2024 and December 31, 2023, the assets and liabilities of the consolidated tax credit funds were immaterial. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	June 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$299	$2,841
Restricted cash	4,438	2,811
Receivables, net	27,728	28,256
Other Assets	47,301	47,249
Total assets of consolidated VIEs	$79,766	$81,157

Liabilities:
Other liabilities	$55,901	$53,526
Total liabilities of consolidated VIEs	$55,901	$53,526

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	June 30, 2024	December 31, 2023
Assets
Committed investments in tax credit equity	$151,674	$154,028
Other assets: Equity-method investments	61,299	60,195
Total interests in nonconsolidated VIEs	$212,973	$214,223

Liabilities
Commitments to fund investments in tax credit equity	$134,493	$140,259
Total commitments to fund nonconsolidated VIEs	$134,493	$140,259

Maximum exposure to losses(1)(2)	$212,973	$214,223

(1)	Maximum exposure determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” below and in our Annual Report on Form 10-K for the year ended December 31, 2023 “2023 Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters, and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including demand for multifamily housing and rent growth;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2023 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 78% of refinancing volumes coming from new loans to us and 20% of total transaction volumes coming from new customers for the six months ended June 30, 2024.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on transitional commercial real estate. Most of these shorter-term interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). In the past, some of these interim loans were closed and retained by us through our Interim Loan Program (as defined below in Investment Management and Principal Lending and Investing). We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate growth of our small-balance lending business and our appraisal platform, Apprise.

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

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated at the same time we establish the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing by collecting good faith deposits from the borrower. The deposit is returned to the borrower only after the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

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

Housing Market Research and Real Estate Investment Banking Services

We own a 75% interest in a subsidiary doing business as Zelman & Associates (“Zelman”). Zelman is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increase our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance.

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

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise by Walker & Dunlop (“Apprise”). Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. We have increased the number of valuation specialists and the geographical reach of our appraisal platform over the past several years through hiring and recruiting in support of our long-term growth strategy. The growth strategy has resulted in an increase in our market share of the appraisal market over the past several years. Additionally, these valuation specialists provide support for and insight to our Agency lending and property sales professionals.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit has varied over time. Accordingly, loans originated in prior periods may have been subject to modified risk-sharing at much lower levels.

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

Investment Management and Principal Lending and Investing

Investment Management—Through our subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $1.8 billion primarily consist of six investment vehicles: Fund III, Fund IV, Fund V, Fund VI, Fund VII (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

Principal Lending and Investing—Using a combination of our own capital and warehouse debt financing, we offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We underwrite, service, and asset-manage all loans executed through the Interim Loan Program. We originate and hold these Interim Loan Program loans for investment, which are included on our balance sheet, and during the time that these loans are outstanding, we assume the full risk of loss. We have steadily reduced interim loan originations in order to focus on raising third-party capital solutions to meet market demand and pursue our investment management growth strategy.

In the fourth quarter of 2023, WDIP launched a credit fund focused on transitional lending with a large, institutional insurance company. The credit fund focuses on the same core product as the Interim Loan Program and Interim Program JV, and we expect to further wind down our reliance on the Interim Loan Program and Interim Program JV as a result of launching this credit fund. The Company underwrites, services, and asset manages all loans originated for the credit fund and has a 5% co-investment obligation. WDIP also receives a percentage of the return above the fund return hurdle rate specified in the fund operating agreements.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity programs (“WDAE”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication, development of affordable housing projects through joint ventures, and affordable housing preservation fund management. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund. Additionally, WDAE earns a syndication fee from the LIHTC funds for the identification, organization, and acquisition of affordable housing projects that generate LIHTCs.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that are partially funded through LIHTCs. When possible, WDAE syndicates the LIHTC investment necessary to build properties through these joint venture partnerships. The joint ventures earn developer fees, and we receive the portion of the economic benefits commensurate with its investment in the joint ventures, including cash flows from operations and sale/refinance. Additionally, WDAE invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable.

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

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of foreclosure. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of foreclosure based on these factors (or has foreclosed), we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors, which may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

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

Contingent Consideration Liabilities. The Company often includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and is included within Other liabilities in the Condensed Consolidated Balance Sheet and adjusted to the estimated fair value at the end of each reporting period.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in 2023, we recorded a $62.5 million reduction to the fair value of our contingent consideration liabilities based on revised management forecasts, scenarios, and other valuation inputs.

The aggregate fair value of our contingent consideration liabilities as of June 30, 2024 was $89.0 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of June 30, 2024 was $267.0 million. In prior years, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams.

Goodwill. As of both June 30, 2024 and December 31, 2023, we reported goodwill of $901.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

Overview of Current Business Environment

Throughout 2022 and 2023, inflation significantly outpaced historical norms. In response, the Federal Open Market Committee ("FOMC") aggressively increased its target Federal Funds Rate (“Fed Funds”) from near zero in March 2022 to a target range of 5.25% to 5.50% following its July 2023 meeting. The significant increase to Fed Funds during such a short period of time, coupled with high inflation and an uncertain economic outlook, caused significant volatility in the capital markets including, higher interest rates and a decrease in the supply of capital, that continued into the first quarter 2024. The commercial real estate sector relies on a stable cost and supply of capital to operate effectively, and the industry has experienced a significant slowdown in overall transaction activity as a result, a significant driver of our business and overall financial performance. Fed Funds remaining at elevated levels does benefit our placement fee revenue on escrow deposits and cash and cash equivalents, though, and we expect to earn elevated placement fees and other interest income for the remainder of the year on those deposits. Higher short-term interest rates have a negative impact on our business by increasing borrowing costs for both our warehouse lines and corporate debt, offsetting some of the benefit to our placement fee revenue.

During the first half of 2024, the overall economy remains robust, as measured by GDP and jobs data, while the pace of inflation has shown a significant slowdown. In response the FOMC began signaling they may be nearing the end of the highly restrictive monetary policy that has marked the last two years, and rate cuts could be on the horizon for Fed Funds. As that outlook was communicated to the capital markets during the early part of this year, volatility began to subside, interest rates stabilized and the supply of capital began to increase in the second quarter 2024. As a result, our overall transaction activity increased 32% from the first quarter 2024 to the second quarter 2024, and we are beginning to see signs of the market slowly recovering. Despite those signs for optimism, our financial performance in the first half of 2024 was considerably slower than the first half of 2023.

The largest impact of the slower market was in our multifamily property sales business, as overall multifamily acquisitions activity fell to its lowest quarterly level in nearly four years, according to Real Capital Analytics. As a result, our property sales volume in the first half of 2024 declined 21% compared to the first half of 2023. Several of our debt executions were also negatively impacted for the first half of 2024 compared to the first half of 2023, with the largest decreases in our Fannie Mae (33%) and HUD (27%) executions. As the supply of capital from third parties steadily increased so far this year many life insurance companies, banks, and CMBS lenders transacted at a higher level in the first half of 2024 compared to the same period last year, as evidenced by the 26% increase in our debt brokerage volumes. As a result of higher debt brokerage volumes, our total debt financing volumes during the first half of 2024 increased 2% when compared to the same period last year.

We expect long-term interest rates to remain stable, and for capital and our customers to continue adjusting which will in turn will slowly increase transaction activity in the second half of 2024. The multifamily lending market is forecasted by the Mortgage Bankers Association (“MBA”) to increase to $339 billion in 2024 from $271 billion in 2023, an increase of 25%. Our view is that for the MBA’s forecast to be accurate, interest rates must remain stable, and a large majority of transaction activity will need to close in the second half of the year. This will also benefit our GSE lending executions. Although our GSE lending volumes declined 21%, we expect the GSEs’ lending terms to be more competitive in the latter half of 2024, and for GSE transaction activity to increase throughout the year in a similar manner to 2023.

The Federal Housing Finance Agency (“FHFA”) establishes loan origination caps for both Fannie Mae and Freddie Mac each year. In November 2023, the FHFA established Fannie Mae’s and Freddie Mac’s 2024 loan origination caps at $70 billion each for all multifamily business, a 7% decrease from the 2023 caps, but a 38% increase over actual combined 2023 lending volumes for the GSEs. During the three months ended June 30, 2024, Fannie Mae and Freddie Mac had multifamily origination volumes of $9.2 billion and $11.0 billion, respectively, down 39% and 14%, from the same period in 2023. During the six months ended June 30, 2024, Fannie Mae and Freddie Mac had multifamily origination volumes of $19.4 billion and $20.2 billion, respectively, down 24% and up 6%, from the first half of 2023, respectively, leaving a combined $100.4 billion of available lending capacity for the remainder of 2024.

Despite the higher interest rate environment and declines in commercial real estate lending and property sales, macroeconomic conditions impacting multifamily property fundamentals remained healthy in the second quarter of 2024, with the national unemployment rate remaining low at 4.1% as of June 2024. According to RealPage, a provider of commercial real estate data and analytics, vacancies have stabilized around 5.8% as of June 2024 from 5.8% as of December 2023 and 5.3% as of June 2023. A record number of new multifamily properties were completed in 2023, with the majority of those completions concentrated in sunbelt markets, with an even greater number expected to be completed in 2024. Beyond 2024, multifamily completions are expected to decrease significantly, as new starts stalled in 2023 and throughout this year, largely as a result of the liquidity and macroeconomic challenges already outlined. In the short-term, rent growth is expected to face downward pressure in those highly developed sunbelt markets, while occupancy will face upward pressure as the new supply is absorbed. Despite the headwinds in the sunbelt markets, national rent growth remains flat to slightly positive indicating continued healthy demand for multifamily units nationally.

The increase in completions in 2024 will present an opportunity for our multifamily property sales team, as many merchant builders will look to sell completed assets once stabilized. We continue to compete for market share in a challenging multifamily property sales sector, as customers increasingly look to experienced brokers to maximize value. Long term, we believe the market fundamentals will trend more positive for multifamily properties due to constrained supply resulting from the decline in new construction starts over the past year. Over the last several years, household formation and a dearth of supply of entry-level single-family homes led to strong demand for rental housing in many geographical areas. Consequently, the fundamentals of multifamily assets remain healthy, and we expect that market demand for multifamily assets in the long-term will return, as this asset class remains an attractive investment option.

As noted above, our debt financing operations with HUD declined compared to the first half of 2023. The decline in HUD volumes was due to the ongoing volatile interest-rate environment discussed above, which more acutely impacted our HUD product given the longer lead times associated with HUD executions. As interest rates stabilize, we expect our HUD volume to improve.

We entered into the Interim Program JV to expand our capacity to originate Interim Program loans beyond the use of our own balance sheet. Over the past two years, we reduced our reliance on our balance sheet and the Interim Program JV, and as such shifted our strategy for transitional lending toward our investment management platform and our registered investment adviser, WDIP. Given the increased distress in the transitional lending market, particularly within CLOs, we have been actively raising capital to meet the potential market demand as those loans mature in 2024 and 2025. We launched our first credit fund through WDIP in the fourth quarter of 2023, raising $150 million of capital from a large life insurance company, which we have subsequently levered, allowing WDIP to supply over half a billion dollars to the transitional multifamily lending market. We are continuing to raise additional capital to fuel this strategy. WDIP underwrites, services and asset manages all loans originated for the credit fund, and the Company has only a 5% co-investment obligation.

We provide alternative investment management services focused on the affordable housing sector through LIHTC syndication, joint venture development, and community preservation fund management through our subsidiary, WDAE. We were the eighth largest LIHTC syndicator in 2023. We continue to approach the affordable housing space with a combined LIHTC syndication and affordable housing service offering that we believe will generate significant long-term financing, property sales, and syndication opportunities. Additionally, as part of FHFA’s 2024 loan origination caps of $140 billion announced in November 2023, at least 50% of the GSEs’ multifamily business is required to be targeted towards affordable housing. We expect these initiatives, when coupled with the continued demand for affordable housing to create growth opportunities for both WDAE and our debt financing and property sales teams focused on affordable housing.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three- and six- month periods ended June 30, 2024 and 2023. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Transaction Volume:
Debt Financing Volume	$6,917,718	$6,907,835	$12,145,026	$11,733,633
Property Sales Volume	1,530,783	1,504,383	2,697,934	3,399,065
Total Transaction Volume	$8,448,501	$8,412,218	$14,842,960	$15,132,698

(in thousands, except per share data)
Key Performance Metrics
Operating margin	10%	13%	8%	14%
Return on equity	5	7	4	6
Walker & Dunlop net income	$22,663	$27,635	$34,529	$54,300
Adjusted EBITDA(1)	80,931	70,501	155,067	138,476
Diluted EPS	0.67	0.82	1.02	1.61

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	49%	49%	49%	49%
Other operating expenses	12	11	12	11

(in thousands)	As of June 30,
Managed Portfolio	2024	2023
Servicing Portfolio	$132,777,911	$126,646,181
Assets under management	17,566,666	16,903,055
Total Managed Portfolio	$150,344,577	$143,549,236
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present a period-to-period comparisons of our financial results for the three- and six- month periods ended June 30, 2024 and 2023.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$65,334	$64,968	$366	1%
Fair value of expected net cash flows from servicing, net	33,349	42,058	(8,709)	(21)
Servicing fees	80,418	77,061	3,357	4
Property sales broker fees	11,265	10,345	920	9
Investment management fees	14,822	16,309	(1,487)	(9)
Net warehouse interest income (expense)	(1,584)	(1,526)	(58)	4
Placement fees and other interest income	41,040	35,386	5,654	16
Other revenues	26,032	28,014	(1,982)	(7)
Total revenues	$270,676	$272,615	$(1,939)	(1)

Expenses
Personnel	$133,067	$133,305	$(238)	—%
Amortization and depreciation	56,043	56,292	(249)	—
Provision (benefit) for credit losses	2,936	(734)	3,670	(500)
Interest expense on corporate debt	17,874	17,010	864	5
Other operating expenses	32,559	30,730	1,829	6
Total expenses	$242,479	$236,603	$5,876	2
Income from operations	$28,197	$36,012	$(7,815)	(22)
Income tax expense	7,902	10,491	(2,589)	(25)
Net income before noncontrolling interests	$20,295	$25,521	$(5,226)	(20)
Less: net income (loss) from noncontrolling interests	(2,368)	(2,114)	(254)	12
Walker & Dunlop net income	$22,663	$27,635	$(4,972)	(18)

FINANCIAL RESULTS – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$109,074	$112,052	$(2,978)	(3)%
Fair value of expected net cash flows from servicing, net	54,247	72,071	(17,824)	(25)
Servicing fees	160,461	152,827	7,634	5
Property sales broker fees	20,086	21,969	(1,883)	(9)
Investment management fees	28,342	31,482	(3,140)	(10)
Net warehouse interest income (expense)	(2,700)	(1,525)	(1,175)	77
Placement fees and other interest income	80,442	66,310	14,132	21
Other revenues	48,783	56,175	(7,392)	(13)
Total revenues	$498,735	$511,361	$(12,626)	(2)

Expenses
Personnel	$244,530	$251,918	$(7,388)	(3)%
Amortization and depreciation	111,934	113,258	(1,324)	(1)
Provision (benefit) for credit losses	3,460	(11,509)	14,969	(130)
Interest expense on corporate debt	35,533	32,284	3,249	10
Other operating expenses	61,402	54,793	6,609	12
Total expenses	$456,859	$440,744	$16,115	4
Income from operations	$41,876	$70,617	$(28,741)	(41)
Income tax expense	10,766	17,626	(6,860)	(39)
Net income before noncontrolling interests	$31,110	$52,991	$(21,881)	(41)
Less: net income (loss) from noncontrolling interests	(3,419)	(1,309)	(2,110)	161
Walker & Dunlop net income	$34,529	$54,300	$(19,771)	(36)

Overview

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The decrease in revenues was primarily driven by decreases in the fair value of expected net cash flows from servicing, net (“MSR income”), investment management fees, and other revenues, partially offset by increases in servicing fees and placement fees and other interest income. MSR income decreased largely as a result of a 32% decline in Fannie Mae debt financing volume. Investment management fees declined principally due to a decrease in revenue from our Principal Investing funds due to lower asset sales. Other revenues decreased primarily due to lower syndication revenues due to lower equity syndication volume year over year. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to a higher short-term interest rate environment.

The increase in expenses was primarily due to a change in the provision (benefit) for credit losses combined with an increase in other operating expenses. The provision for credit losses in 2024 was primarily attributable to an increase in the estimated fair value of the liability associated with a forbearance and indemnification agreement with Freddie Mac entered into during the first quarter 2024. The benefit for credit losses in 2023 was primarily due to a reduction of collateral based reserves as actual outcomes outperformed our initial estimates. The increase in other operating expenses was largely related to expenses incurred for our all-company meeting for the three months ended June 30, 2024, with no comparable activity during the three months ended June 30, 2023.

The decrease in income tax expense was primarily by the 22% decrease in income from operations. Additionally, we had a lower estimated annual effective tax rate for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the timing of executive bonus compensation expense. The deductibility of executive compensation is limited for income tax purposes.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The decrease in revenues was largely driven by decreases in loan origination and debt brokerage fees, net (“origination fees”), MSR income, investment management fees, and other revenues, partially offset by increases in servicing fees and placement fees and other interest income. Origination fees, debt brokerage fees, net and MSR income decreased largely as a result of a 33% decline in Fannie Mae debt financing volume. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations due to the interest rate environment. Other revenues declined mostly due to a decrease in investment banking revenues, as we closed the largest investment banking deal in the Company’s history, a $7.5 million transaction, in 2023 with no comparable activity in 2024. Servicing fees increased largely from an increase in the average servicing portfolio outstanding. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to a higher short-term interest rate environment.

The increase in expenses was primarily due to a significant change in the provision (benefit) for credit losses combined with increases in interest expense on corporate debt and other operating expenses, partially offset by a decrease in personnel expense. Provision (benefit) for credit losses switched from a large benefit in 2023 to a provision in 2024. The provision for credit losses in 2024 was primarily attributable to losses related to the forbearance and indemnification agreements with Freddie Mac discussed in NOTE 2, partially offset by a small benefit for risk-sharing obligations resulting from an update to our historical loss rate and forecast-period loss rate. The benefit for credit losses in 2023 was primarily due to the annual update of our historical loss rate and forecast-period loss rates that resulted in a large decrease to the calculated expected credit losses. Interest expense on corporate debt increased due to an increase in the interest rate on the debt as its floating rate is tied to short-term interest rates, which were higher in 2024 than 2023. Other operating expenses increased largely as a result of increased (i) travel and entertainment mostly related to our all-company meeting, with no comparable activity in 2023, (ii) software costs associated with automation efforts, and (iii) miscellaneous expenses. Personnel expense decreased largely due to decreases in commission costs as a result of lower origination fees and property sales broker fees and stock compensation expense as the all-company stock grant fully vested at the end of 2023, with no replacement award issued in 2024.

The decrease in income tax expense was principally driven by the 41% decrease in income from operations, partially offset by a reduction in realizable excess tax benefits.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$22,663	$27,635	$34,529	$54,300
Income tax expense	7,902	10,491	10,766	17,626
Interest expense on corporate debt	17,874	17,010	35,533	32,284
Amortization and depreciation	56,043	56,292	111,934	113,258
Provision (benefit) for credit losses	2,936	(734)	3,460	(11,509)
Net write-offs(1)	—	(6,033)	—	(6,033)
Stock-based compensation expense	6,862	7,898	13,092	15,041
Fair value of expected net cash flows from servicing, net	(33,349)	(42,058)	(54,247)	(72,071)
Write off of unamortized premium from corporate debt repayment	—	—	—	(4,420)
Adjusted EBITDA	$80,931	$70,501	$155,067	$138,476

(1) The net write-off was related to the write-off of a collateral-based reserve during the second quarter of 2023 related to a loan held for investment.

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three- and six- months periods ended June 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$65,334	$64,968	$366	1%
Servicing fees	80,418	77,061	3,357	4
Property sales broker fees	11,265	10,345	920	9
Investment management fees	14,822	16,309	(1,487)	(9)
Net warehouse interest income (expense)	(1,584)	(1,526)	(58)	4
Placement fees and other interest income	41,040	35,386	5,654	16
Other revenues	28,400	30,128	(1,728)	(6)
Personnel	(126,205)	(125,407)	(798)	1
Net write-offs(1)	—	(6,033)	6,033	N/A
Other operating expenses	(32,559)	(30,730)	(1,829)	6
Adjusted EBITDA	$80,931	$70,501	$10,430	15

(1) The net write-off was related to the write-off of a collateral-based reserve during the second quarter of 2023 related to a loan held for investment.

ADJUSTED EBITDA – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$109,074	$112,052	$(2,978)	(3)%
Servicing fees	160,461	152,827	7,634	5
Property sales broker fees	20,086	21,969	(1,883)	(9)
Investment management fees	28,342	31,482	(3,140)	(10)
Net warehouse interest income (expense)	(2,700)	(1,525)	(1,175)	77
Placement fees and other interest income	80,442	66,310	14,132	21
Other revenues	52,202	57,484	(5,282)	(9)
Personnel	(231,438)	(236,877)	5,439	(2)
Net write-offs(1)	—	(6,033)	6,033	(100)
Other operating expenses	(61,402)	(59,213)	(2,189)	4
Adjusted EBITDA	$155,067	$138,476	$16,591	12

(1) The net write-off was related to the write-off of a collateral-based reserve during the second quarter of 2023 related to a loan held for investment.

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Servicing fees increased largely due to growth in the average servicing portfolio period over period. Investment management fees declined principally due to a decrease in revenue from our Principal Investing funds due to lower asset sales. Placement fees and other interest income increased largely as a result of higher placement fee rates due to a higher short-term interest rate environment. Other revenues decreased primarily due to lower syndication revenues due to lower equity syndication volume year over year. Net write-offs decreased as we had a write-off of a loan held for investment in 2023, with no comparable activity in 2024. The increase in other operating expenses was largely related to expenses incurred for our all-company meeting for the three months ended June 30, 2024, with no comparable activity during the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Origination fees decreased primarily due to a decline in Fannie Mae debt financing volumes. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Investment management fees decreased as a result of a decline in asset management fees from our LIHTC operations. Placement fees and other interest income increased largely as result of higher placement fee rates due to a higher short-term interest rate environment. Other revenues declined mostly due to a decrease in investment banking revenues due to a large investment banking transaction in the first quarter of 2023 with no comparable activity in 2024 combined with lower LIHTC syndication fees due to a decrease in equity syndication volume. The decrease in personnel expenses was primarily due to decreases in commission costs due to our lower origination fees. Net write-offs decreased as we had a write-off of a loan held for investment in 2023, with no comparable activity in 2024. Other operating expenses increased largely as a result of increased (i) travel and entertainment mostly related to our all-company meeting, with no comparable activity in 2023, (ii) software costs associated with automation efforts, and (iii) miscellaneous expenses.

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

Cash Flows from Investing Activities

Our cash flows from investing activities include capital expenditures, the funding and repayment of loans held for investment, contributions to and distributions from joint ventures, purchases of equity-method investments, cash paid for acquisitions, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our loan origination needs. Historically, we have used a combination of long-term debt and cash flows from operating activities to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the exercise of stock options (cash inflow) and occasionally for acquisitions (non-cash transactions).

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2024 and 2023.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Net cash provided by (used in) operating activities	$(199,449)	$(881,031)	$681,582	(77)%
Net cash provided by (used in) investing activities	(29,611)	110,616	(140,227)	(127)
Net cash provided by (used in) financing activities	119,147	796,024	(676,877)	(85)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	281,490	283,892	(2,402)	(1)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(232,844)	$(901,749)	$668,905	(74)%
Net cash provided by (used in) operating activities, excluding loan origination activity	33,395	20,718	12,677	61

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(20,900)	$—	$(20,900)	N/A %
Purchases of equity-method investments	(11,537)	(15,231)	3,694	(24)
Principal collected on loans held for investment	16,580	129,260	(112,680)	(87)
Repurchase of Agency loans	(13,469)	—	(13,469)	N/A

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$222,197	$902,144	$(679,947)	(75)%
Repayments of interim warehouse notes payable	(13,884)	(91,586)	77,702	(85)
Repayments of notes payable	(4,006)	(118,046)	114,040	(97)
Borrowings of note payable	—	196,000	(196,000)	(100)
Repurchase of common stock	(10,598)	(18,057)	7,459	(41)
Purchase of noncontrolling interest	(4,000)	—	(4,000)	N/A

The decrease in cash used in operating activities was driven primarily by loans originated and sold. Such loans are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The decrease in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $232.8 million in 2024 compared to $901.8 million in 2023. Excluding cash flow provided by origination and sale of loans, cash flows provided by operating activities were $33.4 million in 2024, up from $20.7 million in 2023. The primary reason for the change was a change in the adjustment for credit losses. The provision (benefit) for credit losses was a $3.5 million positive adjustment for the six months ended June 30, 2024 compared to an $11.5 million negative adjustment for the six months ended June 30, 2023.

The change to net cash used in investing activities in 2024 from net cash provided by investing activities in 2023 was due to (i) an increase in the purchase of AFS securities, (ii) a decrease of the principal collected on of loans held for investment, and (iii) the repurchase of an Agency loan during the first quarter 2024 with no comparable activity in 2023. We have been winding down our Interim Loan Program (“ILP”) loans over the past several years. As of the beginning of 2024, we only had two ILP loans compared to nine loans as of the beginning of 2023. The changes were partially offset by a decrease in purchases of equity-method investments, as we made fewer capital contributions in our equity-method investments.

The decrease in the cash provided by financing activities was largely attributable to the decrease in net borrowings of warehouse notes payable due to the aforementioned decrease in loan origination activity, a decrease in borrowings of note payable, and payments for the purchase of noncontrolling interest, partially offset by decreases in repayments of interim warehouse notes payable due to the aforementioned decrease in payoffs of ILP loans, repayments of notes payable, and the repurchase of common stock.  In 2023, we had an additional borrowing under our Term Loan (as defined in Liquidity and Capital Resources below), a portion of which was used to repay a note payable at one of our subsidiaries, with no comparable activity in 2024. This unique transaction resulted in the decreases in the borrowings and repayments of note payable. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans. The purchase of noncontrolling interest in 2024 was a unique transaction with no comparable activity in 2023.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Transaction Volume
Components of Debt Financing Volume
Fannie Mae	$1,510,804	$2,230,952	$(720,148)	(32)%
Freddie Mac	1,153,190	1,212,887	(59,697)	(5)
Ginnie Mae ̶ HUD	185,898	147,773	38,125	26
Brokered(1)	3,852,851	3,316,223	536,628	16
Total Debt Financing Volume	$6,702,743	$6,907,835	$(205,092)	(3)%
Property sales volume	1,530,783	1,504,383	26,400	2
Total Transaction Volume	$8,233,526	$8,412,218	$(178,692)	(2)%

Key Performance Metrics (in thousands)
Net income	$11,039	$16,107	(5,068)	(31)
Adjusted EBITDA(2)	(8,532)	(10,334)	1,802	(17)
Operating margin	12%	17%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.95%	0.93%
MSR income	0.50	0.61
MSR income, as a percentage of Agency debt financing volume	1.17	1.17

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Transaction Volume
Components of Debt Financing Volume
Fannie Mae	$2,414,172	$3,589,660	$(1,175,488)	(33)%
Freddie Mac	2,128,116	2,188,624	(60,508)	(3)
Ginnie Mae ̶ HUD	200,038	275,372	(75,334)	(27)
Brokered(1)	7,171,925	5,679,977	1,491,948	26
Total Debt Financing Volume	$11,914,251	$11,733,633	$180,618	2%
Property sales volume	2,697,934	3,399,065	(701,131)	(21)
Total Transaction Volume	$14,612,185	$15,132,698	$(520,513)	(3)%

Key Performance Metrics (in thousands)
Net income	$4,339	$16,611	(12,272)	(74)%
Adjusted EBITDA(2)	(27,829)	(29,021)	1,192	(4)
Operating margin	3%	11%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.90%	0.95%
MSR income	0.46	0.61
MSR income, as a percentage of Agency debt financing volume	1.14	1.19
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$63,841	$64,574	$(733)	(1)%
MSR income	33,349	42,058	(8,709)	(21)
Property sales broker fees	11,265	10,345	920	9
Net warehouse interest income (expense), loans held for sale	(1,950)	(2,752)	802	(29)
Other revenues	11,665	11,760	(95)	(1)
Total revenues	$118,170	$125,985	$(7,815)	(6)

Expenses
Personnel	$92,480	$93,067	$(587)	(1)%
Amortization and depreciation	1,138	1,089	49	4
Interest expense on corporate debt	5,299	4,727	572	12
Other operating expenses	4,642	5,200	(558)	(11)
Total expenses	$103,559	$104,083	$(524)	(1)
Income (loss) from operations	$14,611	$21,902	$(7,291)	(33)
Income tax expense (benefit)	3,359	5,572	(2,213)	(40)
Net income (loss) before noncontrolling interests	$11,252	$16,330	$(5,078)	(31)
Less: net income (loss) from noncontrolling interests	213	223	(10)	(4)
Net income (loss)	$11,039	$16,107	$(5,068)	(31)

FINANCIAL RESULTS – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$107,541	$111,530	$(3,989)	(4)%
MSR income	54,247	72,071	(17,824)	(25)
Property sales broker fees	20,086	21,969	(1,883)	(9)
Net warehouse interest income (expense), loans held for sale	(3,524)	(4,441)	917	(21)
Other revenues	21,717	28,860	(7,143)	(25)
Total revenues	$200,067	$229,989	$(29,922)	(13)

Expenses
Personnel	$171,667	$183,529	$(11,862)	(6)%
Amortization and depreciation	2,275	2,275	—	—
Interest expense on corporate debt	10,150	8,996	1,154	13
Other operating expenses	9,694	10,844	(1,150)	(11)
Total expenses	$193,786	$205,644	$(11,858)	(6)
Income (loss) from operations	$6,281	$24,345	$(18,064)	(74)
Income tax expense (benefit)	1,615	6,076	(4,461)	(73)
Net income (loss) before noncontrolling interests	$4,666	$18,269	$(13,603)	(74)
Less: net income (loss) from noncontrolling interests	327	1,658	(1,331)	(80)
Net income (loss)	$4,339	$16,611	$(12,272)	(74)

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2024	2023	2024	2023
Fannie Mae	23%	32%	20%	31%
Freddie Mac	17	18	18	19
Ginnie Mae ̶ HUD	3	2	2	2
Brokered	57	48	60	48

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (basis points)	2024	2023	2024	2023
Origination Fee Rate (1)	95	93	90	95
Basis Point Change	2		(5)
Percentage Change	2%		(5)%
MSR Rate (2)	50	61	46	61
Basis Point Change	(11)		(15)
Percentage Change	(18)%		(25)%
Agency MSR Rate (3)	117	117	114	119
Basis Point Change	—		(5)
Percentage Change	—%		(4)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR income as a percentage of Agency debt financing volume.

For the six months ended June 30, 2024, the decrease in origination fees was primarily the result of a 5-basis-point decrease in our origination fee rate, partially offset by a 2% increase in overall debt financing volume.  See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing activity. The decrease in the origination fee rate was driven by an increase in brokered debt financing volume as a percentage of total debt financing volume and the decrease in Fannie Mae financing volume as a percentage of total debt financing volume as seen above. Brokered loans have lower origination fees than Fannie Mae loans.

For the three months ended June 30, 2024, the decreases in our MSR income and MSR rate were primarily attributable to the 32% decrease in Fannie Mae debt financing volume. Fannie Mae volume as a percentage of total transaction volume decreased from 32% in 2023 to 23% in 2024. Additionally, the weighted-average duration of Fannie Mae loans decreased 9% year over year due to the continued high interest rate environment. Partially offsetting these factors was a 16% increase in the weighted-average servicing fee (“WASF”) on Fannie Mae loans. Fannie Mae loans have higher WASF than our other products, producing higher MSR income than our other product types.

For the six months ended June 30, 2024, the decreases in our MSR income and MSR rate were primarily attributable to the 33% decrease in Fannie Mae debt financing volume. Fannie Mae volume as a percentage of total transaction volume decreased from 31% in 2023 to 20% in 2024. Additionally, the weighted-average duration of Fannie Mae loans decreased 10% year over year due to the continued high interest rate environment. Partially offsetting these factors was a 13% increase in the WASF on Fannie Mae loans.

Other revenues. For the six months ended June 30, 2024, the decrease was principally due to an $8.0 million decrease in investment banking revenues due to the closing of the largest investment banking advisory transaction in Company history during 2023 with no comparable activity in 2024.

Expenses

Personnel. For the six months ended June 30, 2024, the decrease was primarily the result of a $3.4 million decrease in salaries and benefits and stock compensation due to lower headcount in the segment, a $3.4 million decrease in commission costs due to lower origination fees and property sales broker fees, and a $5.5 million decrease in the subjective bonus compensation expense due to lower headcount. Our lower headcount was primarily due to a workforce reduction which began to have an impact towards the end of the second quarter of 2023.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$11,039	$16,107	$4,339	$16,611
Income tax expense (benefit)	3,359	5,572	1,615	6,076
Interest expense on corporate debt	5,299	4,727	10,150	8,996
Amortization and depreciation	1,138	1,089	2,275	2,275
Stock-based compensation expense	3,982	4,229	8,039	9,092
MSR Income	(33,349)	(42,058)	(54,247)	(72,071)
Adjusted EBITDA	$(8,532)	$(10,334)	$(27,829)	$(29,021)

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$63,841	$64,574	$(733)	(1)%
Property sales broker fees	11,265	10,345	920	9
Net warehouse interest income (expense), loans held for sale	(1,950)	(2,752)	802	(29)
Other revenues	11,452	11,537	(85)	(1)
Personnel	(88,498)	(88,838)	340	—
Other operating expenses	(4,642)	(5,200)	558	(11)
Adjusted EBITDA	$(8,532)	$(10,334)	$1,802	(17)

ADJUSTED EBITDA – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$107,541	$111,530	$(3,989)	(4)%
Property sales broker fees	20,086	21,969	(1,883)	(9)
Net warehouse interest income (expense), loans held for sale	(3,524)	(4,441)	917	(21)
Other revenues	21,390	27,202	(5,812)	(21)
Personnel	(163,628)	(174,437)	10,809	(6)
Other operating expenses	(9,694)	(10,844)	1,150	(11)
Adjusted EBITDA	$(27,829)	$(29,021)	$1,192	(4)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

There were no significant drivers of change in Adjusted EBITDA for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Origination fees decreased due to a decrease in our origination fee rate, partially offset by a small increase in total debt financing volume. The decrease in other revenues was principally due to a decrease in investment banking revenues. The decrease in personnel expense was primarily due to decreased commission costs due to the decreases in origination fees and property sales broker fees and lower salaries expense and subjective bonus compensation expense due to a reduction in headcount for the segment.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(in thousands)	As of June 30,		Dollar	Percentage
Managed Portfolio	2024	2023	Change	Change
Components of Servicing Portfolio
Fannie Mae	$64,954,426	$61,356,554	$3,597,872	6%
Freddie Mac	39,938,411	38,287,200	1,651,211	4
Ginnie Mae–HUD	10,619,764	10,246,632	373,132	4
Brokered (1)	17,239,417	16,684,115	555,302	3
Principal Lending and Investing (2)	25,893	71,680	(45,787)	(64)
Total Servicing Portfolio	$132,777,911	$126,646,181	$6,131,730	5%
Assets under management	17,566,666	16,903,055	663,611	4
Total Managed Portfolio	$150,344,577	$143,549,236	$6,795,341	5%

	For the three months ended
(in thousands)	June 30,		Dollar	Percentage
Key Volume and Performance Metrics	2024	2023	Change	Change
Equity syndication volume(3)	$174,637	$271,181	$(96,544)	(36)%
Principal Lending and Investing debt financing volume(4)	214,975	—	214,975	N/A
Net income	40,432	35,732	4,700	13
Adjusted EBITDA(5)	124,502	108,459	16,043	15
Operating margin	37%	34%

	For the six months ended
(in thousands)	June 30,		Dollar	Percentage
Key Volume and Performance Metrics	2024	2023	Change	Change
Equity syndication volume(3)	$220,014	$407,094	$(187,080)	(46)%
Principal Lending and Investing volume(4)	230,775	—	230,775	N/A
Net income	83,715	86,816	(3,101)	(4)
Adjusted EBITDA(5)	244,159	221,434	22,725	10
Operating margin	37%	40%

	As of June 30,
Key Servicing Portfolio Metrics	2024	2023
Custodial escrow deposit balance (in billions)	$2.7	$2.8
Weighted-average servicing fee rate (basis points)	24.1	24.3
Weighted-average remaining servicing portfolio term (years)	7.9	8.6

	As of June 30,
(in thousands)	2024		2023
Components of assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,665,270	15,196,106	$6,458,869	$14,678,229
Equity funds	908,054	908,054	787,024	787,024
Debt funds(6)	818,471	1,462,506	712,492	1,437,802
Total assets under management	$8,391,795	$17,566,666	$7,958,385	$16,903,055

(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(6)	As of June 30, 2024, included $134.0 million of equity under management and $570.3 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of June 30, 2023, includes $170.2 million of equity under management and $895.5 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$1,493	$394	$1,099	279%
Servicing fees	80,418	77,061	3,357	4
Investment management fees	14,822	16,309	(1,487)	(9)
Net warehouse interest income (expense), loans held for investment	366	1,226	(860)	(70)
Placement fees and other interest income	37,170	32,337	4,833	15
Other revenues	13,963	15,513	(1,550)	(10)
Total revenues	$148,232	$142,840	$5,392	4

Expenses
Personnel	$20,077	$21,189	$(1,112)	(5)%
Amortization and depreciation	53,173	53,550	(377)	(1)
Provision (benefit) for credit losses	2,936	(734)	3,670	(500)
Interest expense on corporate debt	10,946	10,707	239	2
Other operating expenses	6,728	9,946	(3,218)	(32)
Total expenses	$93,860	$94,658	$(798)	(1)
Net income (loss) from operations	$54,372	$48,182	$6,190	13
Income tax expense (benefit)	16,521	14,787	1,734	12
Net income (loss) before noncontrolling interests	$37,851	$33,395	$4,456	13
Less: net income (loss) from noncontrolling interests	(2,581)	(2,337)	(244)	10
Net income (loss)	$40,432	$35,732	$4,700	13

FINANCIAL RESULTS – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$1,533	$522	$1,011	194%
Servicing fees	160,461	152,827	7,634	5
Investment management fees	28,342	31,482	(3,140)	(10)
Net warehouse interest income, loans held for investment	824	2,916	(2,092)	(72)
Placement fees and other interest income	72,773	61,161	11,612	19
Other revenues	25,534	27,128	(1,594)	(6)
Total revenues	$289,467	$276,036	$13,431	5

Expenses
Personnel	$38,132	$36,530	$1,602	4%
Amortization and depreciation	106,244	107,560	(1,316)	(1)
Provision (benefit) for credit losses	3,460	(11,509)	14,969	(130)
Interest expense on corporate debt	22,137	20,289	1,848	9
Other operating expenses	11,851	11,426	425	4
Total expenses	$181,824	$164,296	$17,528	11
Income (loss) from operations	$107,643	$111,740	$(4,097)	(4)
Income tax expense (benefit)	27,674	27,891	(217)	(1)
Net income (loss) before noncontrolling interests	$79,969	$83,849	$(3,880)	(5)
Less: net income (loss) from noncontrolling interests	(3,746)	(2,967)	(779)	26
Net income (loss)	$83,715	$86,816	$(3,101)	(4)

Revenues

Servicing fees. For the three and six months ended June 30, 2024, the increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, slightly offset by a decline in the average servicing fee rate. The increase in the average servicing portfolio was driven by the $3.6 billion increase in Fannie Mae and the $1.7 billion increase in Freddie Mac loans serviced over the past year. The decrease in the average servicing fee rate was the result of the WASF on new debt financing volume being lower than the WASF for the loans paid off in the portfolio over the past year.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (in thousands)	2024	2023	2024	2023
Average Servicing Portfolio	$132,339,382	$125,351,124	$131,763,014	$124,596,933
Dollar Change	$6,988,258		$7,166,081
Percentage Change	6%		6%
Average Servicing Fee (basis points)	24.0	24.3	24.0	24.4
Basis Point Change	(0.3)		(0.4)
Percentage Change	(1)%		(2)%

Investment management fees. For the three months ended June 30, 2024, investment management fees declined principally due to a $1.5 million decrease in revenue from our Principal Investing funds due to lower asset sales. For the six months ended June 30, 2024, investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations of $2.1 million.

Placement fees and other interest income. For the three and six months ended June 30, 2024, the increase was driven primarily by an increase in our placement fees on escrow deposits of $4.1 million and $10.4 million, respectively. The placement fee rates on escrow deposits increased as a result of a higher short-term interest rate environment in 2024 compared to the same period in 2023. Short-term interest rates were still rising in the first half of 2023 before stabilizing in the second half of the year and into 2024.

Other revenues. For the three months ended June 30, 2024, other revenues decreased primarily due to a $1.7 million reduction in syndication revenues due to a 36% lower equity syndication volume year over year.

Expenses

Provision (benefit) for credit losses. For the three months ended June 30, 2024, Provision (benefit) for credit losses switched from a benefit for the three months ended June 30, 2023 to an expense for the three months ended June 30, 2024 primarily due to a $2.6 million increase in provision for other credit losses in 2024 related to the forbearance and indemnification agreements discussed in NOTE 2 above. For the three months ended June 30, 2023, the benefit was related to an updated collateral-based reserve.

For the six months ended June 30, 2024, provision (benefit) for credit losses switched from a large benefit in 2023 to a provision in 2024. The provision for credit losses in 2024 was primarily attributable to a $4.6 million provision related to the forbearance and indemnification agreements discussed in NOTE 2, partially offset by a $1.1 million benefit for risk-sharing obligations resulting from an update to our historical loss rate and forecast-period loss rate. The benefit for credit losses in 2023 was primarily due to the annual update of our historical loss rate and forecast-period loss rates that resulted in a large decrease to the calculated expected credit losses. The 2023 update resulted in the loss data from earlier periods within the historical lookback period falling off and being replaced with a period with significantly lower loss data, resulting in the historical loss rate decreasing substantially. The 2024 update had a much lower impact.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our condensed consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the three months ended June 30, 2024, other operating expenses decreased primarily as a result of decreased miscellaneous expenses year over year, largely from our affordable operations.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$40,432	$35,732	$83,715	$86,816
Income tax expense (benefit)	16,521	14,787	27,674	27,891
Interest expense on corporate debt	10,946	10,707	22,137	20,289
Amortization and depreciation	53,173	53,550	106,244	107,560
Provision (benefit) for credit losses	2,936	(734)	3,460	(11,509)
Net write-offs (1)	—	(6,033)	—	(6,033)
Stock-based compensation expense	494	450	929	840
Write off of unamortized premium from corporate debt repayment	—	—	—	(4,420)
Adjusted EBITDA	$124,502	$108,459	$244,159	$221,434

(1) The net write-off was related to the write-off of a collateral-based reserve during the second quarter of 2023 related to a loan held for investment.

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$1,493	$394	$1,099	279%
Servicing fees	80,418	77,061	3,357	4
Investment management fees	14,822	16,309	(1,487)	(9)
Net warehouse interest income (expense), loans held for investment	366	1,226	(860)	(70)
Placement fees and other interest income	37,170	32,337	4,833	15
Other revenues	16,544	17,850	(1,306)	(7)
Personnel	(19,583)	(20,739)	1,156	(6)
Net write-offs(1)	—	(6,033)	6,033	(100)
Other operating expenses	(6,728)	(9,946)	3,218	(32)
Adjusted EBITDA	$124,502	$108,459	$16,043	15

ADJUSTED EBITDA – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$1,533	$522	$1,011	194%
Servicing fees	160,461	152,827	7,634	5
Investment management fees	28,342	31,482	(3,140)	(10)
Net warehouse interest income, loans held for investment	824	2,916	(2,092)	(72)
Placement fees and other interest income	72,773	61,161	11,612	19
Other revenues	29,280	30,095	(815)	(3)
Personnel	(37,203)	(35,690)	(1,513)	4
Net write-offs(1)	—	(6,033)	6,033	(100)
Other operating expenses	(11,851)	(15,846)	3,995	(25)
Adjusted EBITDA	$244,159	$221,434	$22,725	10

(1) The net write-off was related to the write-off of a collateral-based reserve during the second quarter of 2023 related to a loan held for investment.

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations. For the three months ended June 30, 2024, investment management fees declined principally due to a decrease in revenue from our Principal Investing funds. For the six months ended June 30, 2024, investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income increased largely due to an increase in placement fee rates. For the three months ended June 30, 2024, other revenues decreased primarily due to a reduction in syndication revenues due to lower equity syndication volume year over year. Net write-offs decreased due to a charge off related to a loan held for investment that settled in the second quarter of 2023, with no comparable activity in 2024. For the three months ended June 30, 2024, other operating expenses decreased primarily as a result of decreased miscellaneous expenses year over year, largely from our affordable operations.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$3,870	$3,049	$821	27%
Other revenues	404	741	(337)	(45)
Total revenues	$4,274	$3,790	$484	13

Expenses
Personnel	$20,510	$19,049	$1,461	8%
Amortization and depreciation	1,732	1,653	79	5
Interest expense on corporate debt	1,629	1,576	53	3
Other operating expenses	21,189	15,584	5,605	36
Total expenses	$45,060	$37,862	$7,198	19
Income (loss) from operations	$(40,786)	$(34,072)	$(6,714)	20
Income tax expense (benefit)	(11,978)	(9,868)	(2,110)	21
Net income (loss)	$(28,808)	$(24,204)	$(4,604)	19

Adjusted EBITDA (1)	$(35,039)	$(27,624)	$(7,415)	27%

FINANCIAL RESULTS – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$7,669	$5,149	$2,520	49%
Other revenues	1,532	187	1,345	719
Total revenues	$9,201	$5,336	$3,865	72

Expenses
Personnel	$34,731	$31,859	$2,872	9%
Amortization and depreciation	3,415	3,423	(8)	(0)
Interest expense on corporate debt	3,246	2,999	247	8
Other operating expenses	39,857	32,523	7,334	23
Total expenses	$81,249	$70,804	$10,445	15
Net income (loss) from operations	$(72,048)	$(65,468)	$(6,580)	10
Income tax expense (benefit)	(18,523)	(16,341)	(2,182)	13
Net income (loss)	$(53,525)	$(49,127)	$(4,398)	9

Adjusted EBITDA (1)	$(61,263)	$(53,937)	$(7,326)	14%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Revenues

Other interest income. For the six months ended June 30, 2024, the increase was due to an increase in the interest rates we earn on our cash deposits held by our corporate segment as interest rates continued to rise throughout 2023 and remained elevated in 2024.

Other revenues. For the six months ended June 30, 2024, the increase was largely due to an increase in income from equity-method investments, partially offset by a small decrease in miscellaneous revenue categories.

Expenses

Personnel. For the three and six months ended June 30, 2024, the increases were primarily due to increases in subjective bonus compensation expense, partially offset by decreases in salaries, benefits, severance and other compensation costs, and decreases in stock compensation costs. The $3.5 million and $5.7 million increases in subjective bonus compensation expense for the three and six months ended June 30, 2024, respectively, was due to our expected full year performance compared to targets. The $1.1 million and $1.5 million decreases in salaries, benefits, and severance costs for the three- and six-month periods, respectively, were due to lower headcounts as a result of our workforce reduction which began to have an impact towards the end of the second quarter of 2023. Stock compensation costs decreased by about $1.0 million during each of the three- and six-month periods primarily due to fewer equity grants in 2024 compared to 2023.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the three and six months ended June 30, 2024, the increases were primarily driven by increases in travel and entertainment, software, and miscellaneous expenses.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$(28,808)	$(24,204)	$(53,525)	$(49,127)
Income tax expense (benefit)	(11,978)	(9,868)	(18,523)	(16,341)
Interest expense on corporate debt	1,629	1,576	3,246	2,999
Amortization and depreciation	1,732	1,653	3,415	3,423
Stock-based compensation expense	2,386	3,219	4,124	5,109
Adjusted EBITDA	$(35,039)	$(27,624)	$(61,263)	$(53,937)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and six months ended June 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Other interest income	$3,870	$3,049	$821	27%
Other revenues	404	741	(337)	(45)
Personnel	(18,124)	(15,830)	(2,294)	14
Other operating expenses	(21,189)	(15,584)	(5,605)	36
Adjusted EBITDA	$(35,039)	$(27,624)	$(7,415)	27

ADJUSTED EBITDA – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Other interest income	7,669	5,149	2,520	49%
Other revenues	1,532	187	1,345	719
Personnel	(30,607)	(26,750)	(3,857)	14
Other operating expenses	(39,857)	(32,523)	(7,334)	23
Adjusted EBITDA	$(61,263)	$(53,937)	$(7,326)	14

Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

For the six months ended June 30, 2024, other interest income increased primarily due to an increase in the interest rates on our cash deposits. For the six months ended June 30, 2024, other revenues increased primarily due to an increase in income from equity method investments. The increases in personnel expense were primarily due to a higher subjective bonus compensation expense, partially offset by decreases in salaries and benefits. The increases in other operating expenses were primarily driven by increases in software, travel and entertainment, and miscellaneous expenses.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2024. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2024, the net worth requirement was $313.5 million, and our net worth was $980 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2024, we were required to maintain at least $62.4 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2024, we had operational liquidity of $183.1 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.65 per share during the second quarter of 2024, which is 3% higher than the quarterly dividend paid in the second quarter of 2023. On August 7, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the third quarter of 2024. The dividend will be paid on September 6, 2024 to all holders of record of our restricted and unrestricted common stock as of August 22, 2024.

In February 2024, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2024. Through June 30, 2024, we have not repurchased any shares under the 2024 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2024, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $160.0 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2024 collateral requirements as outlined above. As of June 30, 2024, reserve requirements for the June 30, 2024 DUS loan portfolio will require us to fund $70.4 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2024.

Sources of Liquidity: Warehouse Facilities and Note Payable

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

Note Payable

For a detailed description of the terms of the Credit Agreement and related amendments, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2023 Form 10-K and “Note Payable” in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

The warehouse notes payable and note payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2024.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
(in thousands)	2024	2023
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$55,915,670	$52,383,701
Fannie Mae Modified Risk	9,038,756	8,947,292
Freddie Mac Modified Risk	69,510	23,515
Total risk-sharing servicing portfolio	$65,023,936	$61,354,508

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$25,561
Freddie Mac No Risk	39,868,901	38,263,685
GNMA - HUD No Risk	10,619,764	10,246,632
Brokered	17,239,417	16,684,115
Total non-risk-sharing servicing portfolio	$67,728,082	$65,219,993
Total loans serviced for others	$132,752,018	$126,574,501
Interim loans (full risk) servicing portfolio	25,893	71,680
Total servicing portfolio unpaid principal balance	$132,777,911	$126,646,181

Interim Program JV Managed Loans (1)	570,299	895,491

At risk servicing portfolio (2)	$60,122,274	$56,430,098
Maximum exposure to at risk portfolio (3)	12,222,290	11,346,580
Defaulted loans(4)	48,560	36,983

Defaulted loans as a percentage of the at-risk portfolio	0.08%	0.07%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.06
Allowance for risk-sharing as a percentage of maximum exposure	0.25	0.29
(1)	As of June 30, 2024 and 2023, this balance consisted entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio which are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e., loans where we have assessed a probable loss). Other loans that are delinquent but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

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

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency. A collateral-based reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed and it is expected to result in a loss for the Company, and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans. We do not record a collateral-based reserve when it is probable that a risk sharing loan will foreclose or has foreclosed, but it is not expected to result in a loss for the Company.

The allowance for risk-sharing obligations for the Company’s $59.5 billion at-risk Fannie Mae servicing portfolio as of June 30, 2024 was $30.5 million compared to $31.6 million as of December 31, 2023.

As of June 30, 2024, five at-risk loans with an aggregate UPB of $48.6 million were in default compared to two at-risk loans with an aggregate UPB of $37.0 million as of June 30, 2023. The collateral-based reserve on defaulted loans was $5.6 million and $3.5 million as of June 30, 2024 and June 30, 2023, respectively. We had a provision for risk-sharing obligations of $0.4 million for the three months ended June 30, 2024 compared to a benefit of $0.7 million for the three months ended June 30, 2023. We had benefit for risk-sharing obligations of $1.1 million and $11.6 million for the six months ended June 30, 2024 and 2023, respectively.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our repurchase obligations.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us but have not yet been adopted by us as of June 30, 2024.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 533 basis points and 508 basis points as of June 30, 2024 and 2023, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of June 30,
Change in annual placement fee revenue due to:	2024	2023
100 basis point increase in EFFR	$26,619	$27,883
100 basis point decrease in EFFR	(26,619)	(27,883)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 533 basis points and 509 basis points as of June 30, 2024 and 2023, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of June 30,
Change in annual net warehouse interest income due to:	2024	2023
100 basis point increase in SOFR	$(8,077)	$(12,971)
100 basis point decrease in SOFR	8,077	12,971

Our Corporate Debt is based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of June 30, 2024 and June 30, 2023, respectively, based on the note payable balance outstanding at each period end.

(in thousands)	As of June 30,
Change in annual income from operations due to:	2024	2023
100 basis point increase in SOFR	$(7,825)	$(7,905)
100 basis point decrease in SOFR	7,825	7,905

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $42.7 million as of June 30, 2024 compared to $42.4 million as of June 30, 2023. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of the loan compared to a loan without similar protections. As of both June 30, 2024 and 2023, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, which was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2024, we purchased eight thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2024, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the quarter ended June 30, 2024, we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of June 30, 2024.

The following table provides information regarding common stock repurchases for the quarter ended June 30, 2024:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2024	2,034	$98.68	—	75,000,000
May 1-31, 2024	6,456	94.25	—	75,000,000
June 1-30, 2024	—	—	—	75,000,000
2nd Quarter	8,490	$95.31	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1	*†	Indemnification Agreement, dated May 2, 2024, Walker & Dunlop, Inc. and Jeffery R. Howard
10.2	*†	Indemnification Agreement, dated June 9, 2024, Walker & Dunlop, Inc. and Gary S. Pinkus
10.3

Amendment No. 2, dated as of May 22, 2024, to the Credit Agreement, dated as of December 16, 2021, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent and an Incremental Term B Lender, the several banks and other financial institutions or entities from time to time party thereto, and the other parties thereto (as amended by that certain Lender Joinder Agreement and Amendment No. 1, dated as of January 12, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024)

10.4

Fourteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2024)

10.5	†	Walker & Dunlop, Inc. 2024 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2024)
10.6	†

Form of Non-Qualified Stock Option Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.7	†

Form of Restricted Stock Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.8	†

Form of Restricted Stock Agreement (Directors) under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.9	†

Form of Restricted Stock (Deferred Stock Units) Agreement (Directors) under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.10	†

Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.11	†

Form of Over-Performance Performance Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.12	†

Form of Management Deferred Stock Unit Purchase Matching Program Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.13	†

Form of Management Deferred Stock Unit Purchase Matching Program Deferred Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

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

Walker & Dunlop, Inc.
Date: August 8, 2024	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 8, 2024	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer