Form 10-Q
period 2024-09-30
Walker & Dunlop, Inc.
filed 2024-11-07
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 28, 2024, there were 33,766,571 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$179,759	$328,698
Restricted cash	39,827	21,422
Pledged securities, at fair value	203,945	184,081
Loans held for sale, at fair value	1,024,984	594,998
Mortgage servicing rights	836,896	907,415
Goodwill	901,710	901,710
Other intangible assets	170,713	181,975
Receivables, net	307,407	233,563
Committed investments in tax credit equity	333,713	154,028
Other assets	580,277	544,457
Total assets	$4,579,231	$4,052,347

Liabilities
Warehouse notes payable	$1,019,850	$596,178
Notes payable	769,376	773,358
Allowance for risk-sharing obligations	29,859	31,601
Commitments to fund investments in tax credit equity	289,250	140,259
Other liabilities	724,543	764,822
Total liabilities	$2,832,878	$2,306,218

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,189 shares as of September 30, 2024 and 32,874 shares as of December 31, 2023)	332	329
Additional paid-in capital ("APIC")	412,570	425,488
Accumulated other comprehensive income (loss) ("AOCI")	1,466	(479)
Retained earnings	1,295,459	1,298,412
Total stockholders’ equity	$1,709,827	$1,723,750
Noncontrolling interests	36,526	22,379
Total equity	$1,746,353	$1,746,129
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,579,231	$4,052,347

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Loan origination and debt brokerage fees, net	$73,546	$56,149	$182,620	$168,201
Fair value of expected net cash flows from servicing, net	43,426	35,375	97,673	107,446
Servicing fees	82,222	79,200	242,683	232,027
Property sales broker fees	19,322	16,862	39,408	38,831
Investment management fees	11,744	13,362	40,086	44,844
Net warehouse interest income (expense)	(2,147)	(2,031)	(4,847)	(3,556)
Placement fees and other interest income	43,557	43,000	123,999	109,310
Other revenues	20,634	26,826	69,417	83,001
Total revenues	$292,304	$268,743	$791,039	$780,104

Expenses
Personnel	$145,538	$136,507	$390,068	$388,425
Amortization and depreciation	57,561	57,479	169,495	170,737
Provision (benefit) for credit losses	2,850	421	6,310	(11,088)
Interest expense on corporate debt	18,232	17,594	53,765	49,878
Goodwill impairment	—	14,000	—	14,000
Fair value adjustments to contingent consideration liabilities	(1,366)	(14,000)	(1,366)	(14,000)
Other operating expenses	31,984	28,529	93,386	83,322
Total expenses	$254,799	$240,530	$711,658	$681,274
Income from operations	$37,505	$28,213	$79,381	$98,830
Income tax expense	8,822	7,069	19,588	24,695
Net income before noncontrolling interests	$28,683	$21,144	$59,793	$74,135
Less: net income (loss) from noncontrolling interests	(119)	(314)	(3,538)	(1,623)
Walker & Dunlop net income	$28,802	$21,458	$63,331	$75,758
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	1,051	(399)	1,945	(296)
Walker & Dunlop comprehensive income	$29,853	$21,059	$65,276	$75,462

Basic earnings per share (NOTE 10)	$0.85	$0.64	$1.87	$2.26
Diluted earnings per share (NOTE 10)	$0.85	$0.64	$1.87	$2.25

Basic weighted-average shares outstanding	33,169	32,737	33,090	32,654
Diluted weighted-average shares outstanding	33,203	32,895	33,135	32,853

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2024
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	11,866	—	11,866
Net income (loss) from noncontrolling interests	—	—	—	—	—	(1,051)	(1,051)
Other comprehensive income (loss), net of tax	—	—	—	(13)	—	—	(13)
Stock-based compensation - equity classified	—	—	5,842	—	—	—	5,842
Issuance of common stock in connection with equity compensation plans	322	3	5,642	—	—	—	5,645
Repurchase and retirement of common stock	(101)	(1)	(9,788)	—	—	—	(9,789)
Distributions to noncontrolling interest holders	—	—	—	—	—	(500)	(500)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(21,965)	—	(21,965)
Other activity	—	—	—	—	—	(256)	(256)
Balance as of March 31, 2024	33,095	$331	$427,184	$(492)	$1,288,313	$20,572	$1,735,908
Walker & Dunlop net income	—	—	—	—	22,663	—	22,663
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,368)	(2,368)
Other comprehensive income (loss), net of tax	—	—	—	907	—	—	907
Stock-based compensation - equity classified	—	—	6,608	—	—	—	6,608
Issuance of common stock in connection with equity compensation plans	50	—	169	—	—	—	169
Repurchase and retirement of common stock	(8)	—	(809)	—	—	—	(809)
Distributions to noncontrolling interest holders	—	—	—	—	—	(36)	(36)
Purchase of noncontrolling interests	—	—	(25,726)	—	—	18,726	(7,000)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(22,248)	—	(22,248)
Balance as of June 30, 2024	33,137	$331	$407,426	$415	$1,288,728	$36,894	$1,733,794
Walker & Dunlop net income	—	—	—	—	28,802	—	28,802
Net income (loss) from noncontrolling interests	—	—	—	—	—	(119)	(119)
Other comprehensive income (loss), net of tax	—	—	—	1,051	—	—	1,051
Stock-based compensation - equity classified	—	—	6,276	—	—	—	6,276
Issuance of common stock in connection with equity compensation plans	65	1	282	—	—	—	283
Repurchase and retirement of common stock	(13)	—	(1,414)	—	—	—	(1,414)
Distributions to noncontrolling interest holders	—	—	—	—	—	(249)	(249)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(22,071)	—	(22,071)
Balance as of September 30, 2024	33,189	$332	$412,570	$1,466	$1,295,459	$36,526	$1,746,353

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (CONTINUED)

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2023
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	26,665	—	26,665
Net income (loss) from noncontrolling interests	—	—	—	—	—	805	805
Other comprehensive income (loss), net of tax	—	—	—	(53)	—	—	(53)
Stock-based compensation - equity classified	—	—	6,664	—	—	—	6,664
Issuance of common stock in connection with equity compensation plans	468	5	3,397	—	—	—	3,402
Repurchase and retirement of common stock	(185)	(1)	(17,394)	—	—	—	(17,395)
Distributions to noncontrolling interest holders	—	—	—	—	—	(600)	(600)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,221)	—	(21,221)
Other activity	—	—	—	—	(2,360)	2,360	—
Balance as of March 31, 2023	32,679	$327	$405,303	$(1,621)	$1,281,119	$29,968	$1,715,096
Walker & Dunlop net income	—	—	—	—	27,635	—	27,635
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,114)	(2,114)
Other comprehensive income (loss), net of tax	—	—	—	156	—	—	156
Stock-based compensation - equity classified	—	—	7,541	—	—	—	7,541
Issuance of common stock in connection with equity compensation plans	33	—	—	—	—	—	—
Repurchase and retirement of common stock	(9)	—	(662)	—	—	—	(662)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,735)	(1,735)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,180)	—	(21,180)
Other activity	—	—	—	—	(240)	—	(240)
Balance as of June 30, 2023	32,703	$327	$412,182	$(1,465)	$1,287,334	$26,119	$1,724,497
Walker & Dunlop net income	—	—	—	—	21,458	—	21,458
Net income (loss) from noncontrolling interests	—	—	—	—	—	(314)	(314)
Other comprehensive income (loss), net of tax	—	—	—	(399)	—	—	(399)
Stock-based compensation - equity classified	—	—	7,015	—	—	—	7,015
Issuance of common stock in connection with equity compensation plans	86	1	1,736	—	—	—	1,737
Repurchase and retirement of common stock	(10)	—	(871)	—	—	—	(871)
Distributions to noncontrolling interest holders	—	—	—	—	—	(993)	(993)
Cash dividends paid ($0.63 per common share)	—	—	—	—	(21,139)	—	(21,139)
Balance as of September 30, 2023	32,779	$328	$420,062	$(1,864)	$1,287,653	$24,812	$1,730,991

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests	$59,793	$74,135
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(97,673)	(107,446)
Change in the fair value of premiums and origination fees	(1,857)	6,634
Amortization and depreciation	169,495	170,737
Provision (benefit) for credit losses	6,310	(11,088)
Originations of loans held for sale	(6,807,180)	(8,402,185)
Proceeds from transfers of loans held for sale	6,365,406	8,023,294
Other operating activities, net	(95,752)	(86,493)
Net cash provided by (used in) operating activities	$(401,458)	$(332,412)

Cash flows from investing activities
Capital expenditures	$(9,025)	$(13,880)
Purchases of equity-method investments	(14,503)	(15,062)
Purchases of pledged available-for-sale ("AFS") securities	(20,900)	—
Proceeds from prepayment and sale of pledged AFS securities	7,153	9,274
Originations and repurchase of loans held for investment	(25,619)	(366)
Principal collected on loans held for investment	17,659	161,167
Other investing activities, net	8,092	5,436
Net cash provided by (used in) investing activities	$(37,143)	$146,569

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$452,497	$387,109
Repayments of interim warehouse notes payable	(13,884)	(119,835)
Repayments of notes payable	(6,013)	(120,046)
Borrowings of notes payable	—	196,000
Repurchase of common stock	(12,012)	(18,928)
Purchase of noncontrolling interests	(5,000)	—
Cash dividends paid	(66,284)	(63,540)
Payment of contingent consideration	(34,317)	(26,090)
Other financing activities, net	(1,149)	(6,463)
Net cash provided by (used in) financing activities	$313,838	$228,207

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(124,763)	$42,364
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	391,403	258,283
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$266,640	$300,647

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$73,123	$86,663
Cash paid for income taxes	29,076	26,656

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or thereafter.

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

Through its Agency lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and, together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). Through its debt brokerage products, the Company brokers, and, in some cases, services, loans for various life insurance companies, commercial banks, commercial mortgage-backed securities issuers, and other institutional investors.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2024 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2024. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2024	2023	2024	2023
Provision (benefit) for loan losses	$—	$(134)	$(16)	$4
Provision (benefit) for risk-sharing obligations	(150)	555	(1,274)	(11,092)
Provision (benefit) for other credit losses	3,000	—	7,600	—
Provision (benefit) for credit losses	$2,850	$421	$6,310	$(11,088)

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

Fannie Mae—During the first quarter of 2024, the Company repurchased a $17.9 million Fannie Mae loan, which consisted of a $4.4 million advance previously made to Fannie Mae in 2023 and a $13.5 million cash payment during the three months ended March 31, 2024. As of September 30, 2024, the Company had an immaterial allowance for credit loss related to this loan, as the Company expects to liquidate the underlying collateral for an amount slightly less than the Company’s cost basis in the loan. During the fourth quarter of 2024, the Company received repurchase demand letters from Fannie Mae for two additional loans with a total unpaid principal balance (“UPB”) of $25.6 million. The Company previously recorded collateral-based reserves for these two loans prior to receiving the repurchase demand letters that as of September 30, 2024, totaled $2.0 million.

Freddie Mac—The Company received repurchase requests from Freddie Mac related to two loans with UPBs of $11.4 million (“First loan”) and $34.8 million (“Second loan”). In March 2024, the Company entered into a forbearance and indemnification agreement with Freddie Mac that among other things delayed the repurchase of these loans for six and 12 months for the First and Second loans, respectively, and transferred the risk of loss for both loans from Freddie Mac to the Company. During the third quarter of 2024, the Company received a six-month extension related to the First loan. The fair value of the indemnification related to the First loan is de minimis due to the excess of fair value of the underlying collateral compared to the carrying value of the loan. With respect to the Second loan, as of September 30, 2024, the Company’s best estimate of the fair value of the indemnification was $7.6 million, which is included within Other liabilities on the Condensed Consolidated Balance Sheets, with a corresponding amount included in Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2024.

Loans Held for Investment (“LHFI”), net—LHFI consist predominately of multifamily interim loans originated by the Company for properties that currently do not qualify for permanent Agency financing (“Interim Loan Program” or “ILP”). These loans have terms of up to three years and are all adjustable-rate, interest-only, multifamily loans with similar risk characteristics and no geographic concentration. The Company also has an immaterial amount of LHFI associated with the repurchased loan as discussed above. The loans are carried at their unpaid principal balances, adjusted for net unamortized loan fees and costs, and net of any allowance for loan losses. LHFI are included as a component of Other assets in the Condensed Consolidated Financial Statements.

As of September 30, 2024 and December 31, 2023, the balance of the Interim Loan Program portfolio consisted of a small number of loans with a balance of $38.0 million and $40.1 million, respectively, including an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses. There were no ILP loans delinquent and in non-accrual status as of both September 30, 2024 and December 31, 2023. The amortized cost basis of loans that were current was $38.0 million and $40.1 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, ILP loans were originated in 2019 and 2024.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2024 and 2023, and December 31, 2023 and 2022.

	September 30,		December 31,
(in thousands)	2024	2023	2023	2022
Cash and cash equivalents	$179,759	$236,321	$328,698	$225,949
Restricted cash	39,827	17,768	21,422	17,676
Pledged cash and cash equivalents (NOTE 9)	47,054	46,558	41,283	14,658
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$266,640	$300,647	$391,403	$258,283

Income Taxes—The Company records the realizable excess tax benefits from stock-based compensation as a reduction to income tax expense. The realizable excess tax benefits were $0.7 million for both the three months ended September 30, 2024 and 2023 and $1.7 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Included in Net warehouse interest income (expense) for the three and nine months ended September 30, 2024 and 2023 are the following components:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Components of Net Warehouse Interest Income (Expense)	2024	2023	2024	2023
Warehouse interest income	$10,648	$11,912	$24,784	$34,015
Warehouse interest expense	(12,795)	(13,943)	(29,631)	(37,571)
Net warehouse interest income (expense)	$(2,147)	$(2,031)	$(4,847)	$(3,556)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $2.0 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively, and $6.6 million and $9.3 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Other than LIHTC asset management fees as described in the 2023 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Description	2024	2023	2024	2023	Statement of income line item
Certain loan origination fees	$21,310	$16,259	$64,718	$50,982	Loan origination and debt brokerage fees, net
Property sales broker fees	19,322	16,862	39,408	38,831	Property sales broker fees
Investment management fees	11,744	13,362	40,086	44,844	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	12,014	15,138	41,008	56,602	Other revenues
Total revenues derived from contracts with customers	$64,390	$61,621	$185,220	$191,259

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures and 2023-09, Improvements to Income Tax Disclosures. The annual disclosures required by ASU 2023-07 are effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2024. The interim disclosures required by ASU 2023-07 are effective in 2025. The disclosures for ASU 2023-09 are effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. The Company believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There were no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s condensed consolidated financial statements. The Company did not adopt any new accounting policies during the second quarter of 2024.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both September 30, 2024 and December 31, 2023. The Company uses a discounted static cash flow valuation approach, and the key economic assumption is the discount rate. For example, see the following sensitivities related to the discount rate:

The impact of a 100-basis point increase in the discount rate as of September 30, 2024 would be a decrease in the fair value of $43.1 million to the MSRs outstanding as of September 30, 2024.

The impact of a 200-basis point increase in the discount rate as of September 30, 2024 would be a decrease in the fair value of $83.2 million to the MSRs outstanding as of September 30, 2024.

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to MSRs for the three and nine months ended September 30, 2024 and 2023 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2024	2023	2024	2023
Beginning balance	$850,831	$932,131	$907,415	$975,226
Additions, following the sale of loan	39,806	42,495	87,388	104,644
Amortization	(50,871)	(50,276)	(151,897)	(149,185)
Pre-payments and write-offs	(2,870)	(2,604)	(6,010)	(8,939)
Ending balance	$836,896	$921,746	$836,896	$921,746

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2024 and December 31, 2023:

Components of MSRs (in thousands)	September 30, 2024	December 31, 2023
Gross value	$1,771,026	$1,733,844
Accumulated amortization	(934,130)	(826,429)
Net carrying value	$836,896	$907,415

The expected amortization of MSRs shown in the Condensed Consolidated Balance Sheet as of September 30, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2024	$49,924
Year Ending December 31,
2025	$184,542
2026	159,434
2027	137,779
2028	108,028
2029	80,845
Thereafter	116,344
Total	$836,896

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio. Most loans are collectively evaluated while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed and it is expected to result in a loss for the Company (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans which are collectively evaluated (“CECL allowance”). The combined loss reserve is presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2024 and 2023 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2024	2023	2024	2023
Beginning balance	$30,477	$32,410	$31,601	$44,057
Provision (benefit) for risk-sharing obligations	(150)	555	(1,274)	(11,092)
Write-offs	(468)	(2,008)	(468)	(2,008)
Ending balance	$29,859	$30,957	$29,859	$30,957

The Company assesses several qualitative and quantitative factors to calculate the CECL allowance each quarter including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market. The key inputs for the CECL allowance are the historic loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the nine months ended September 30, 2024 and 2023 follows.

	2024
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.1	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	$60.6	N/A
CECL allowance (in millions)	$25.0	$24.9	$23.4	N/A
Provision (benefit) for CECL allowance (in millions)	$(1.5)	$(0.1)	$(1.5)	$(3.1)

	2023
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	$57.4	N/A
CECL allowance (in millions)	$28.7	$28.9	$31.0	N/A
Provision (benefit) for CECL allowance (in millions)	$(11.0)	$0.2	$0.5	$(10.3)

During the first quarters of both 2024 and 2023, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with the loss data for the most recently completed year. The look-back period updates resulted in the historical loss rate factors decreasing and the benefit for CECL allowance, as noted in the table above. The Company also slightly increased its forecast-period and reversion-period loss rates during the three months ended March 31, 2023 to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2024, the ratio of the forecast-period loss rate to the historical loss rate increased, resulting in a much lower benefit for CECL allowance.

During the third quarter of 2024, the Company updated its forecast-period loss rate from 2.3 basis points to 2.1 basis points, leading to the benefit for CECL allowance shown above. During the third quarter of 2023, the provision for CECL allowance shown above was primarily the result of an increased at-risk UPB.

The weighted average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2024 was 5.8 years compared to 6.4 years as of December 31, 2023.

As of September 30, 2024, the Company had seven loans with aggregate collateral-based reserves of $6.5 million compared to three loans with aggregate collateral-based reserves of $2.8 million as of December 31, 2023.

As of September 30, 2024 and 2023, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $12.5 billion and $11.8 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $134.1 billion as of September 30, 2024 compared to $130.5 billion as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $3.1 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of September 30, 2024, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, the Company has arranged for warehouse lines of credit with certain national banks to assist in funding loans held for investment under the Interim Loan Program (“Interim Warehouse Facilities”). The Company has pledged the majority of its loans held for investment against these Interim Warehouse Facilities. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of short-term financings on acceptable terms. As of September 30, 2024, the Interim Warehouse Facilities had $119.8 million of total facility capacity with an outstanding balance of $11.7 million. The interest rate on the Interim Warehouse Facilities ranged from SOFR (defined below) plus 250 to 311 basis points.

The interest rate for all the Company’s warehouse facilities and debt is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).  The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of September 30, 2024 follows:

	September 30, 2024
(in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$161,956	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	215,752	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	214,877	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	89,593	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	950,000	1,000,000	269,375	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,650,000	2,150,000	3,800,000	$951,553
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	56,981
Total Agency Warehouse Facilities	$1,650,000	3,650,000	5,300,000	$1,008,534

(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2024, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #1 was extended to August 27, 2025.

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

The committed borrowing capacity of Agency Warehouse Facility #5 was increased to $50.0 million, and the uncommitted borrowing capacity was decreased from $1.0 billion to $950.0 million. The maturity date was also extended to September 11, 2025.

Note Payable

The Company has a senior secured credit agreement (the “Credit Agreement”) that provides for a $600.0 million initial term loan. Additionally, in January 2023 the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for additional borrowing with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness.

During the second quarter of 2024, the Company entered into a second amendment, that, among other things, decreased the interest rate of the additional borrowing from Adjusted Term SOFR plus 3.00% to Adjusted Term SOFR plus 2.25%, combined the additional term loan with the initial term loan to create a single fungible senior secured borrowing (the “Term Debt”), and incorporated other immaterial changes, such as a de minimis update to the quarterly principal payment.

As of September 30, 2024, the Term Debt had an outstanding principal balance of $780.5 million that matures on December 16, 2028.

The warehouse notes payable and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2024.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s reportable segments are Capital Markets (“CM”), Servicing & Asset Management (“SAM”), and Corporate. A summary of the Company’s goodwill by reportable segments for the nine months ended September 30, 2024 and 2023 follows:

	For the nine months ended
	September 30,
(in thousands)	2024			2023
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	439,521	$963,710	$520,191	$439,521	$959,712
Additions from acquisitions	—	—	—	—	—	—
Measurement-period and other adjustments	—	—	—	3,998	—	3,998
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$62,000	—	$62,000	$—	$—	$—
Impairment	—	—	—	14,000	—	14,000
Ending accumulated goodwill impairment	$62,000	$—	$62,000	$14,000	$—	$14,000

Goodwill	$462,189	$439,521	$901,710	$510,189	$439,521	$949,710
(1)As of September 30, 2024 and 2023 and December 31, 2023 and 2022, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the nine months ended September 30, 2024 and 2023 follows:

	For the nine months ended
	September 30,
Roll Forward of Other Intangible Assets (in thousands)	2024	2023
Beginning balance	$181,975	$198,643
Additions from acquisitions	—	—
Amortization	(11,262)	(12,716)
Ending balance	$170,713	$185,927

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of September 30, 2024 and December 31, 2023:

Components of Other Intangible Assets (in thousands)	September 30, 2024	December 31, 2023
Gross value	$220,682	$220,682
Accumulated amortization	(49,969)	(38,707)
Net carrying value	$170,713	$181,975

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of September 30, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
(in thousands)	Amortization
Three Months Ending December 31,
2024	$4,101
Year Ending December 31,
2025	$16,404
2026	16,404
2027	16,404
2028	16,404
2029	16,340
Thereafter	84,656
Total	$170,713

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, for the nine months ended September 30, 2024 and 2023 follows:

	For the nine months ended
(in thousands)	September 30,
Roll Forward of Contingent Consideration Liabilities	2024	2023
Beginning balance	$113,546	$200,346
Additions	—	—
Accretion	1,496	927
Fair value adjustments	(1,366)	(14,000)
Payments	(34,317)	(26,090)
Ending balance	$79,359	$161,183

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2024
Assets
Loans held for sale	$—	$1,024,984	$—	$1,024,984
Pledged securities	47,054	156,891	—	203,945
Derivative assets	—	—	33,699	33,699
Total	$47,054	$1,181,875	$33,699	$1,262,628

Liabilities
Derivative liabilities	$—	$—	$4,026	$4,026
Contingent consideration liabilities	—	—	79,359	79,359
Total	$—	$—	$83,385	$83,385

December 31, 2023
Assets
Loans held for sale	$—	$594,998	$—	$594,998
Pledged securities	41,283	142,798	—	184,081
Derivative assets	—	—	31,451	31,451
Total	$41,283	$737,796	$31,451	$810,530

Liabilities
Derivative liabilities	$—	$—	$28,247	$28,247
Contingent consideration liabilities	—	—	113,546	113,546
Total	$—	$—	$141,793	$141,793

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2024 and 2023.

Derivative instruments (Level 3) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Derivative Assets and Liabilities, net	2024	2023	2024	2023
Beginning balance	$21,272	$20,241	$3,204	$15,560
Settlements	(108,571)	(80,213)	(253,824)	(259,655)
Realized gains (losses) recorded in earnings(1)	87,299	59,972	250,620	244,095
Unrealized gains (losses) recorded in earnings(1)	29,673	31,552	29,673	31,552
Ending balance	$29,673	$31,552	$29,673	$31,552
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Derivative assets	$33,699	Discounted cash flow	Counterparty credit risk	—	—
Derivative liabilities	$4,026	Discounted cash flow	Counterparty credit risk	—	—
Contingent consideration liabilities	$79,359	Monte Carlo Simulation	Probability of earnout achievement	0% - 100%	47%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2024 and December 31, 2023 are presented below:

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$179,759	$179,759	$328,698	$328,698
Restricted cash	39,827	39,827	21,422	21,422
Pledged securities	203,945	203,945	184,081	184,081
Loans held for sale	1,024,984	1,024,984	594,998	594,998
Loans held for investment, net(1)	52,767	52,767	40,056	40,139
Derivative assets(1)	33,699	33,699	31,451	31,451
Total financial assets	$1,534,981	$1,534,981	$1,200,706	$1,200,789

Financial Liabilities:
Derivative liabilities(2)	$4,026	$4,026	$28,247	$28,247
Contingent consideration liabilities(2)	79,359	79,359	113,546	113,546
Warehouse notes payable	1,019,850	1,020,236	596,178	596,428
Notes payable	769,376	780,487	773,358	786,500
Total financial liabilities	$1,872,611	$1,884,108	$1,511,329	$1,524,721
(1)	Included as a component of Other Assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other Liabilities on the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of September 30, 2024 and December 31, 2023.

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

To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into a sale commitment with the investor simultaneously with the rate lock commitment with the borrower. The sale contract with the investor locks in an interest rate and price for the sale of the loan. The terms of the contract with the investor and the rate lock with the borrower are matched in substantially all respects, with the objective of eliminating interest rate risk to the extent practical. Sale commitments with the investors have an expiration date that is longer than the Company’s related commitments to the borrower to allow for, among other things, the closing of the loan and processing of paperwork to deliver the loan into the sale commitment.

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

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of the Company’s counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal (Level 3).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2024 and December 31, 2023:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets	Liabilities	Held for Sale
September 30, 2024
Rate lock commitments	$755,874	31,219	(3,865)	27,354	27,354	—	—
Forward sale contracts	1,769,986	—	2,319	2,319	6,345	(4,026)	—
Loans held for sale	1,014,112	9,326	1,546	10,872	—	—	10,872
Total		$40,545	$—	$40,545	$33,699	$(4,026)	$10,872

December 31, 2023
Rate lock commitments	$463,626	$15,908	$11,492	$27,400	$27,400	$—	$—
Forward sale contracts	1,035,964	—	(24,196)	(24,196)	4,051	(28,247)	—
Loans held for sale	572,338	9,956	12,704	22,660	—	—	22,660
Total		$25,864	$—	$25,864	$31,451	$(28,247)	$22,660

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency mortgage-backed securities (“Agency MBS”) are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2024. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2024 collateral requirements as outlined above. As of September 30, 2024, reserve requirements for the DUS loan portfolio will require the Company to fund $71.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of September 30, 2024. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of September 30, 2024, the net worth requirement was $318.6 million, and the Company's net worth, as defined in the requirements, was $936.7 million, as measured at the Company’s wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2024, the Company was required to maintain at least $63.4 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $155.7 million as of September 30, 2024, as measured at the Company’s wholly-owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of September 30, 2024 and 2023, and December 31, 2023 and 2022:

(in thousands)	September 30,		December 31,
Pledged Securities	2024	2023	2023	2022
Restricted cash	$10,708	$10,523	$2,727	$5,788
Money market funds	36,346	36,035	38,556	8,870
Total pledged cash and cash equivalents	$47,054	$46,558	$41,283	$14,658
Agency MBS	156,891	130,951	142,798	142,624
Total pledged securities, at fair value	$203,945	$177,509	$184,081	$157,282

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2023 Form 10-K. The following table provides additional information related to the Agency MBS as of September 30, 2024 and December 31, 2023:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2024	December 31, 2023
Fair value	$156,891	$142,798
Amortized cost	155,504	143,862
Total gains for securities with net gains in AOCI	2,557	1,036
Total losses for securities with net losses in AOCI	(1,170)	(2,100)
Fair value of securities with unrealized losses	97,834	103,003

Pledged securities with a fair value of $77.7 million, an amortized cost of $78.8 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

(in thousands)	September 30, 2024
Detail of Agency MBS Maturities	Fair Value	Amortized Cost
Within one year	$228	$228
After one year through five years	70,035	69,994
After five years through ten years	69,219	68,332
After ten years	17,409	16,950
Total	$156,891	$155,504

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2024	2023	2024	2023
Calculation of basic EPS
Walker & Dunlop net income	$28,802	$21,458	$63,331	$75,758
Less: dividends and undistributed earnings allocated to participating securities	626	534	1,449	1,942
Net income applicable to common stockholders	$28,176	$20,924	$61,882	$73,816
Weighted-average basic shares outstanding	33,169	32,737	33,090	32,654
Basic EPS	$0.85	$0.64	$1.87	$2.26

Calculation of diluted EPS
Net income applicable to common stockholders	$28,176	$20,924	$61,882	$73,816
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—	—	2
Net income allocated to common stockholders	$28,176	$20,924	$61,882	$73,818
Weighted-average basic shares outstanding	33,169	32,737	33,090	32,654
Add: weighted-average diluted non-participating securities	34	158	45	199
Weighted-average diluted shares outstanding	33,203	32,895	33,135	32,853
Diluted EPS	$0.85	$0.64	$1.87	$2.25

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2024, 78 thousand average restricted shares and 81 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and nine months ended September 30, 2023, 169 thousand average restricted shares and 343 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2024, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the first nine months of 2024, the Company did not repurchase any shares of its common stock under the share repurchase program. As of September 30, 2024, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2024 share repurchase program.

During each of the first three quarters of 2024, the Company paid a dividend of $0.65 per share. On November 6, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the fourth quarter of 2024. The dividend will be paid on December 6, 2024 to all holders of record of the Company’s restricted and unrestricted common stock as of November 22, 2024.

The Company awarded $4.4 million and $3.0 million of stock to settle compensation liabilities, a non-cash transaction, for the nine months ended September 30, 2024 and 2023, respectively.

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

During the fourth quarter of 2024, the Company purchased the remaining noncontrolling interest of Zelman Holdings, LLC for cash consideration of $11.9 million, all of which was paid at the time of closing. The purchase of the noncontrolling interest is expected to result in an increase to APIC of $9.8 million (a non-cash transaction) for the excess of the noncontrolling interest balance over the purchase price.

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

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments, e.g., preferred equity, mezzanine debt, etc. either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the LIHTC sector and other commercial real estate.

SAM earns revenue mainly through fees for servicing and asset-managing the loans in the Company’s servicing portfolio and asset management fees for managing third-party capital. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company does allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended September 30, 2024 and 2023.

Segment Results (in thousands)	For the three months ended September 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$72,723	823	—	$73,546
Fair value of expected net cash flows from servicing, net	43,426	—	—	43,426
Servicing fees	—	82,222	—	82,222
Property sales broker fees	19,322	—	—	19,322
Investment management fees	—	11,744	—	11,744
Net warehouse interest income (expense)	(2,798)	651	—	(2,147)
Placement fees and other interest income	—	40,299	3,258	43,557
Other revenues	11,039	9,145	450	20,634
Total revenues	$143,712	$144,884	$3,708	$292,304

Expenses
Personnel	$104,987	20,951	19,600	$145,538
Amortization and depreciation	1,137	54,668	1,756	57,561
Provision (benefit) for credit losses	—	2,850	—	2,850
Interest expense on corporate debt	4,888	11,711	1,633	18,232
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	(1,366)	—	—	(1,366)
Other operating expenses	5,137	6,611	20,236	31,984
Total expenses	$114,783	$96,791	$43,225	$254,799
Income (loss) from operations	$28,929	$48,093	$(39,517)	$37,505
Income tax expense (benefit)	7,073	10,756	(9,007)	8,822
Net income (loss) before noncontrolling interests	$21,856	$37,337	$(30,510)	$28,683
Less: net income (loss) from noncontrolling interests	26	(145)	—	(119)
Walker & Dunlop net income (loss)	$21,830	$37,482	$(30,510)	$28,802

Segment Results (in thousands)	For the three months ended September 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$56,149	$—	$—	$56,149
Fair value of expected net cash flows from servicing, net	35,375	—	—	35,375
Servicing fees	—	79,200	—	79,200
Property sales broker fees	16,862	—	—	16,862
Investment management fees	—	13,362	—	13,362
Net warehouse interest income (expense)	(2,565)	534	—	(2,031)
Placement fees and other interest income	—	39,475	3,525	43,000
Other revenues	11,875	15,569	(618)	26,826
Total revenues	$117,696	$148,140	$2,907	$268,743

Expenses
Personnel	$97,973	$17,139	$21,395	$136,507
Amortization and depreciation	1,137	54,375	1,967	57,479
Provision (benefit) for credit losses	—	421	—	421
Interest expense on corporate debt	4,874	11,096	1,624	17,594
Goodwill impairment	14,000	—	—	14,000
Fair value adjustments to contingent consideration liabilities	(14,000)	—	—	(14,000)
Other operating expenses	4,193	5,039	19,297	28,529
Total expenses	$108,177	$88,070	$44,283	$240,530
Income (loss) from operations	$9,519	$60,070	$(41,376)	$28,213
Income tax expense (benefit)	2,386	15,040	(10,357)	7,069
Net income (loss) before noncontrolling interests	$7,133	$45,030	$(31,019)	$21,144
Less: net income (loss) from noncontrolling interests	83	(397)	—	(314)
Walker & Dunlop net income (loss)	$7,050	$45,427	$(31,019)	$21,458

The following tables provide a summary and reconciliation of each segment’s results for the nine months ended September 30, 2024 and 2023 and total assets as of September 30, 2024 and 2023.

Segment Results and Total Assets (in thousands)	As of and for the nine months ended September 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$180,264	$2,356	$—	$182,620
Fair value of expected net cash flows from servicing, net	97,673	—	—	97,673
Servicing fees	—	242,683	—	242,683
Property sales broker fees	39,408	—	—	39,408
Investment management fees	—	40,086	—	40,086
Net warehouse interest income (expense)	(6,322)	1,475	—	(4,847)
Placement fees and other interest income	—	113,072	10,927	123,999
Other revenues	32,756	34,679	1,982	69,417
Total revenues	$343,779	$434,351	$12,909	$791,039

Expenses
Personnel	$276,655	$59,083	$54,330	$390,068
Amortization and depreciation	3,412	160,912	5,171	169,495
Provision (benefit) for credit losses	—	6,310	—	6,310
Interest expense on corporate debt	15,038	33,848	4,879	53,765
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	(1,366)	—	—	(1,366)
Other operating expenses	14,831	18,462	60,093	93,386
Total expenses	$308,570	$278,615	$124,473	$711,658
Income (loss) from operations	$35,209	$155,736	$(111,564)	$79,381
Income tax expense (benefit)	8,689	38,430	(27,531)	19,588
Net income (loss) before noncontrolling interests	$26,520	$117,306	$(84,033)	$59,793
Less: net income (loss) from noncontrolling interests	353	(3,891)	—	(3,538)
Walker & Dunlop net income (loss)	$26,167	$121,197	$(84,033)	$63,331

Total assets	$1,711,722	2,495,600	371,909	$4,579,231

Segment Results and Total Assets (in thousands)	As of and for the nine months ended September 30, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$167,679	$522	$—	$168,201
Fair value of expected net cash flows from servicing, net	107,446	—	—	107,446
Servicing fees	—	232,027	—	232,027
Property sales broker fees	38,831	—	—	38,831
Investment management fees	—	44,844	—	44,844
Net warehouse interest income (expense)	(7,006)	3,450	—	(3,556)
Placement fees and other interest income	—	100,636	8,674	109,310
Other revenues	40,735	42,697	(431)	83,001
Total revenues	$347,685	$424,176	$8,243	$780,104

Expenses
Personnel	$281,502	$53,669	$53,254	$388,425
Amortization and depreciation	3,412	161,935	5,390	170,737
Provision (benefit) for credit losses	—	(11,088)	—	(11,088)
Interest expense on corporate debt	13,870	31,385	4,623	49,878
Goodwill impairment	14,000	—	—	14,000
Fair value adjustments to contingent consideration liabilities	(14,000)	—	—	(14,000)
Other operating expenses	15,037	16,465	51,820	83,322
Total expenses	$313,821	$252,366	$115,087	$681,274
Income (loss) from operations	$33,864	$171,810	$(106,844)	$98,830
Income tax expense (benefit)	8,462	42,931	(26,698)	24,695
Net income (loss) before noncontrolling interests	$25,402	$128,879	$(80,146)	$74,135
Less: net income (loss) from noncontrolling interests	1,741	(3,364)	—	(1,623)
Walker & Dunlop net income (loss)	$23,661	$132,243	$(80,146)	$75,758

Total assets	$1,424,270	$2,361,245	$492,336	$4,277,851

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

As of September 30, 2024 and December 31, 2023, the assets and liabilities of the consolidated tax credit funds were immaterial. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	September 30, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$630	$2,841
Restricted cash	4,163	2,811
Receivables, net	27,707	28,256
Other Assets	48,246	47,249
Total assets of consolidated VIEs	$80,746	$81,157

Liabilities:
Other liabilities	$57,578	$53,526
Total liabilities of consolidated VIEs	$57,578	$53,526

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	September 30, 2024	December 31, 2023
Assets
Committed investments in tax credit equity	$333,713	$154,028
Other assets: Equity-method investments	62,365	60,195
Total interests in nonconsolidated VIEs	$396,078	$214,223

Liabilities
Commitments to fund investments in tax credit equity	$289,250	$140,259
Total commitments to fund nonconsolidated VIEs	$289,250	$140,259

Maximum exposure to losses(1)(2)	$396,078	$214,223

(1)	Maximum exposure determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 68% of refinancing volumes coming from new loans to us and 19% of total transaction volumes coming from new customers for the nine months ended September 30, 2024.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development and preservation of affordable housing projects through joint ventures with real estate developers and the management of funds focused on affordable housing. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on transitional commercial real estate. Most of these shorter-term interim loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). In the past, some of these interim loans were closed and retained by us through our Interim Loan Program (as defined below in Investment Management and Principal Lending and Investing). We are a leader in commercial real estate technology, developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate growth of our small-balance lending business and our appraisal platform, Apprise by Walker & Dunlop (“Apprise”).

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

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency or debt brokerage teams. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy, geographical reach, and service offerings. Our geographical reach now covers many major markets in the United States, and our service offerings now include sales of land, student, senior housing, hospitality, and affordable properties.

Housing Market Research and Real Estate Investment Banking Services

Our subsidiary Zelman & Associates (“Zelman”), is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. As part of our growth strategy, we have increased the number of investment bankers to broaden our reach and expertise within the residential housing, building products, multifamily and commercial real estate sectors. Prior to the fourth quarter of 2024, we owned a 75% controlling interest in Zelman. During the fourth quarter of 2024, we purchased the remaining 25% interest in Zelman.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise. Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. We have increased the number of valuation specialists and the geographical reach of our appraisal platform over the past several years through hiring and recruiting in support of our long-term growth strategy. The growth strategy has resulted in an increase in our market share of the appraisal market over the past several years. Additionally, these valuation specialists provide support for and insight to our Agency lending and property sales professionals.

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

Investment Management and Principal Lending and Investing

Investment Management—Through our subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $2.0 billion primarily consist of six investment vehicles: Fund III, Fund IV, Fund V, Fund VI, Fund VII (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

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

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that are partially funded through LIHTCs. When possible, WDAE syndicates the LIHTC investment necessary to build properties through these joint venture partnerships. The joint ventures earn developer fees, and we receive the portion of the economic benefits commensurate with our investment in the joint ventures, including cash flows from operations and sale/refinance. Additionally, WDAE invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable.

Corporate

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding requirements, including our corporate debt. Other major corporate-level functions include our equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements in our 2023 Form 10-K.

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

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically, including the assumption that most significantly impacts the estimate: the discount rate. We do not expect to see significant volatility in the assumptions for the foreseeable future. We actively monitor the assumptions used and make adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. Over the past three years, we have adjusted the placement fee assumption related to escrow deposits several times to reflect the current and expected future earnings rate projected for the life of the MSR. Subsequent to loan origination, the carrying value of the MSR is amortized over the expected life of the loan. We engage a third party on a semi-annual basis to assist with performing a fair value assessment of our servicing portfolio, primarily for financial statement disclosure purposes. Changes in our discount rate assumptions may materially impact the fair value of the MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of a change in the discount rate).

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk servicing portfolio and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio. For those loans that are collectively evaluated, we use the weighted-average remaining maturity method (“WARM”) to calculate an estimated loss (“CECL allowance”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the CECL allowance. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL allowance for the portion of the portfolio collectively evaluated as described further below.

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

Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, these inputs and the CECL allowance.

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

Contingent Consideration Liabilities. The Company often includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with those of the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and is included within Other liabilities in the Condensed Consolidated Balance Sheet and adjusted to the estimated fair value at the end of each reporting period.

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

The aggregate fair value of our contingent consideration liabilities as of September 30, 2024 was $79.4 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of September 30, 2024 was $258.5 million. In prior years, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams.

Goodwill. As of both September 30, 2024 and December 31, 2023, we reported goodwill of $901.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. Due to the challenging macroeconomic conditions in 2023, the projected cash flows for some of our reporting units declined, resulting in goodwill impairment in 2023 of $62.0 million that was attributed to reporting units within the Capital Markets segment. Due to improving macroeconomic conditions, as of September 30, 2024, there are no indicators of goodwill impairment; however, improvements in the macroeconomic conditions remain slow and may indicate additional goodwill impairment as we perform our annual goodwill impairment analysis.

Overview of Current Business Environment

In 2022 and 2023, inflation surged past historical norms, prompting the Federal Open Market Committee (“FOMC”) to aggressively raise the target Federal Funds Rate from near zero in March 2022 to a range of 5.25% to 5.50% by July 2023. This rapid increase, alongside high inflation and an uncertain economic outlook, led to substantial volatility in the capital markets, resulting in higher interest rates and reduced capital supply, trends that persisted into the first half of 2024. The commercial real estate sector is dependent on stable capital costs and available capital and experienced a notable decline in transaction activity, impacting our overall business performance in the first half of 2024.

The economy remains robust, with GDP and employment data showing resilience, while inflation has slowed considerably this year. In light of these conditions, the FOMC signaled it was nearing the end of its restrictive monetary policy throughout the second quarter of 2024. The shift in policy helped reduce market volatility, stabilize interest rates, and improve capital supply entering the second half of 2024. Consequently, our transaction activity rose by 37% quarter on quarter, signaling signs of a market recovery. In September 2024, the FOMC reduced the Fed Funds Rate by 0.50%, to 4.75% to 5.00%, further solidifying the near-term path for interest rates.

Improved macroeconomic conditions led to increased transaction volumes for our business during the third quarter of 2024, which surged to $11.6 billion, our highest quarterly total in nearly two years, with notable increases in property sales (44%), Brokered (28%) and GSE (26%) transaction volumes compared to the third quarter last year. The multifamily property sales market was significantly disrupted by rapidly rising rates and a tighter supply of capital during the past two years. With supportive conditions in the third quarter 2024, our property sales volume surged to $3.6 billion, more than we closed for the first two quarters of the year combined. Increased transactions in the multifamily property sales sector provided a boost to the debt financing market as many acquisitions rely on debt financing. Consequently, we experienced a significant increase in GSE lending volumes this quarter to $3.5 billion, up 33% from the second quarter 2024. As the supply of third-party capital to commercial real estate continues to improve, life insurance companies, banks, and CMBS lenders increased their transaction activity, contributing to a 5% rise in our debt brokerage volumes compared to the second quarter 2024.

We anticipate long-term interest rates will remain stable, encouraging further adjustments in capital flow and gradually boosting transaction activity in the coming quarters. The Mortgage Bankers Association (MBA) forecasts multifamily lending will rise to $339 billion in 2024, a 25% increase from $271 billion in 2023. For this forecast to hold true, liquidity and interest rates must remain stable, promoting continued growth in the property sales sector and underlying debt financing markets, particularly our GSE lending executions, both of which we expect to remain elevated in the fourth quarter.

The Federal Housing Finance Agency (FHFA) set the 2024 loan origination caps for Fannie Mae and Freddie Mac at $70 billion each, a 7% decrease from 2023 but a 38% increase over actual 2023 lending volumes. For the year to date period ended September 30, 2024, Fannie Mae and Freddie Mac reported multifamily origination volumes of $32.5 billion and $35.1 billion, respectively, reflecting a 22% decrease and an 8% increase, respectively, compared to the same period in 2023, but leaving $72.4 billion in combined available lending capacity for the fourth quarter of 2024.

A large number of new multifamily properties were completed in 2023, primarily in sunbelt markets, and a near record 600,000 units are expected to be delivered this year. The increase in completions this year has presented an opportunity for our multifamily property sales team, as many builders look to sell stabilized assets. We are actively competing for market share, as customers increasingly seek experienced brokers to maximize value.

Macroeconomic conditions for multifamily properties remain stable. The national unemployment rate remains low at 4.1% in September 2024. According to RealPage, vacancies stabilized around 5.6% as of September 2024, down from 5.8% in December 2023 and consistent with September 2023. Despite the large supply of new units this year, many properties and regions across the U.S. continue growing rents with Zelman, our housing research arm, predicting national rent growth of approximately 2% this year. Beyond 2024, multifamily completions are anticipated to decrease significantly due to stalled new construction starts in 2023 and 2024, largely driven by tighter liquidity and the aforementioned macroeconomic challenges during the last two years. Long term, we believe the fundamentals for multifamily properties will trend positively due to constrained supply resulting from reduced construction starts, recent negative trends in household formation and a lack of entry-level single-family homes driving strong demand for rental housing in many areas. That will continue to position multifamily assets as an attractive investment option, benefitting our property sales, GSE lending and HUD lending operations.

We initiated the Interim Program Joint Venture to enhance our capacity for originating Interim Program loans beyond our own balance sheet. Over the past two years, we have shifted our transitional lending strategy towards our investment management platform and our registered investment adviser, WDIP. In light of increased distress in the transitional lending market, especially within CLOs, we are actively raising capital to address market demand as these loans mature in 2024 and 2025. Our first credit fund, launched in the fourth quarter of 2023, successfully raised $150 million from a prominent life insurance company, enabling WDIP to deploy nearly half a billion dollars of leveraged capital to the transitional multifamily lending market this year. We are continuing to raise additional capital to support this strategy, with WDIP underwriting, servicing and managing all loans originated for the credit fund, while maintaining only a 5% co-investment obligation from the Company.

Through our subsidiary, WDAE, we provide alternative investment management services focused on affordable housing, including LIHTC syndication, joint venture development, and community preservation fund management. We ranked as the eighth largest LIHTC syndicator in 2023 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. Additionally, the FHFA’s 2024 loan origination caps of $140 billion require that at least 50% of the GSEs’ multifamily business target affordable housing. We anticipate these initiatives, combined with ongoing demand for affordable housing, will create growth opportunities for both WDAE and our debt financing and property sales teams focused on this sector.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three- and nine-month periods ended September 30, 2024 and 2023. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Transaction Volume:
Debt Financing Volume	$8,013,432	$6,047,394	$20,158,458	$17,781,027
Property Sales Volume	3,602,675	2,508,073	6,300,609	5,907,138
Total Transaction Volume	$11,616,107	$8,555,467	$26,459,067	$23,688,165

(in thousands, except per share data)
Key Performance Metrics
Operating margin	13%	10%	10%	13%
Return on equity	7	5	5	6
Walker & Dunlop net income	$28,802	$21,458	$63,331	$75,758
Adjusted EBITDA(1)	78,905	74,065	233,972	212,541
Diluted EPS	0.85	0.64	1.87	2.25

Key Expense Metrics (as a percentage of total revenues):
Personnel expenses	50%	51%	49%	50%
Other operating expenses	11	11	12	11

(in thousands)	As of September 30,
Managed Portfolio	2024	2023
Servicing Portfolio	$134,080,546	$128,959,434
Assets under management	18,210,452	17,334,877
Total Managed Portfolio	$152,290,998	$146,294,311
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three- and nine-month periods ended September 30, 2024 and 2023.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$73,546	$56,149	$17,397	31%
Fair value of expected net cash flows from servicing, net	43,426	35,375	8,051	23
Servicing fees	82,222	79,200	3,022	4
Property sales broker fees	19,322	16,862	2,460	15
Investment management fees	11,744	13,362	(1,618)	(12)
Net warehouse interest income (expense)	(2,147)	(2,031)	(116)	(6)
Placement fees and other interest income	43,557	43,000	557	1
Other revenues	20,634	26,826	(6,192)	(23)
Total revenues	$292,304	$268,743	$23,561	9

Expenses
Personnel	$145,538	$136,507	$9,031	7%
Amortization and depreciation	57,561	57,479	82	0
Provision (benefit) for credit losses	2,850	421	2,429	577
Interest expense on corporate debt	18,232	17,594	638	4
Goodwill impairment	-	14,000	(14,000)	(100)
Fair value adjustments to contingent consideration liabilities	(1,366)	(14,000)	12,634	90
Other operating expenses	31,984	28,529	3,455	12
Total expenses	$254,799	$240,530	$14,269	6
Income from operations	$37,505	$28,213	$9,292	33
Income tax expense	8,822	7,069	1,753	25
Net income before noncontrolling interests	$28,683	$21,144	$7,539	36
Less: net income (loss) from noncontrolling interests	(119)	(314)	195	62
Walker & Dunlop net income	$28,802	$21,458	$7,344	34

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“Origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), servicing fees, and property sales broker fees, partially offset by decreases in investment management fees and other revenues. Origination fees increased primarily due to the increase in our debt financing volumes. MSR income increased mostly due to an increase in our Agency debt financing volume. Servicing fees increased primarily due to the increase in the size of our GSE servicing portfolio. The increase in property sales broker fees was largely driven by an increase in property sales volume. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Other revenues decreased primarily due to lower syndication and other revenues from our LIHTC operations.

The increase in expenses was primarily due to increases in personnel expense, provision (benefit) for credit losses, fair value adjustments to contingent consideration, and other operating expenses, partially offset by a decrease in goodwill impairment. Personnel expense increased primarily due to an increase in commission costs due to the aforementioned increase in debt financing volume and origination fees. The increase in provision for credit losses was mainly attributable to an increase in the estimated fair value of the liability associated with a loan forbearance and indemnification agreement with Freddie Mac entered into during the first quarter of 2024. The period-over-period change in fair value adjustments to contingent consideration liabilities increased expenses as the fair value adjustments made to contingent consideration liabilities in the third quarter of 2024 were associated with a much smaller acquisition than those made in the prior year. Other operating expenses increased due to increases in professional fees, office expenses, and miscellaneous expenses. Goodwill impairment decreased due to a goodwill impairment triggering event that occurred in the third quarter of 2023, with no similar event in occurring in the third quarter of 2024.

The increase in income tax expense was primarily by the 33% increase in income from operations. Partially, offsetting the increase in income tax expense was a lower estimated annual effective tax rate for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to a $1.1 million tax adjustment to our international tax accruals due to a lower than estimated amount of taxes in our 2022 return, which was recently filed timely.

FINANCIAL RESULTS – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$182,620	$168,201	$14,419	9%
Fair value of expected net cash flows from servicing, net	97,673	107,446	(9,773)	(9)
Servicing fees	242,683	232,027	10,656	5
Property sales broker fees	39,408	38,831	577	1
Investment management fees	40,086	44,844	(4,758)	(11)
Net warehouse interest income (expense)	(4,847)	(3,556)	(1,291)	(36)
Placement fees and other interest income	123,999	109,310	14,689	13
Other revenues	69,417	83,001	(13,584)	(16)
Total revenues	$791,039	$780,104	$10,935	1

Expenses
Personnel	$390,068	$388,425	$1,643	0%
Amortization and depreciation	169,495	170,737	(1,242)	(1)
Provision (benefit) for credit losses	6,310	(11,088)	17,398	157
Interest expense on corporate debt	53,765	49,878	3,887	8
Goodwill impairment	—	14,000	(14,000)	(100)
Fair value adjustments to contingent consideration liabilities	(1,366)	(14,000)	12,634	90
Other operating expenses	93,386	83,322	10,064	12
Total expenses	$711,658	$681,274	$30,384	4
Income from operations	$79,381	$98,830	$(19,449)	(20)
Income tax expense	19,588	24,695	(5,107)	(21)
Net income before noncontrolling interests	$59,793	$74,135	$(14,342)	(19)
Less: net income (loss) from noncontrolling interests	(3,538)	(1,623)	(1,915)	(118)
Walker & Dunlop net income	$63,331	$75,758	$(12,427)	(16)

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The increase in revenues was largely driven by increases in origination fees, servicing fees, and placement fees and other interest income, partially offset by decreases in MSR income, investment management fees, and other revenues. Origination fees increased primarily due to the increase in debt financing volumes. Servicing fees increased primarily due to the increase in the size of our GSE servicing portfolio. Placement fees and other interest income increased primarily as a result of a higher placement fee rate due to a higher short-term interest rate environment. MSR income decreased largely due to a decrease in Fannie Mae debt financing volume. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Other revenues declined primarily due to a decline in investment banking revenues and a decrease in syndication and other revenues from our LIHTC operations.

The increase in expenses was primarily due to a significant change in the provision (benefit) for credit losses and increases in fair value adjustments to contingent consideration liabilities, interest expense on corporate debt, and other operating expenses, partially offset by a decrease in goodwill impairment. Provision (benefit) for credit losses switched from a large benefit in 2023 to a provision in 2024. The provision for credit losses in 2024 was primarily attributable to losses related to the forbearance and indemnification agreements with Freddie Mac discussed in NOTE 2. The benefit for credit losses in 2023 was primarily due to the annual update of our historical loss rate that resulted in a large decrease to the calculated expected credit losses. The period-over-period change in fair value adjustments to contingent consideration liabilities increased expenses as the fair value adjustments made to contingent consideration liabilities in 2024 were associated with a much smaller acquisition than those made in the prior year. Interest expense on corporate debt increased largely due to an increase in the interest rate on the debt as its floating rate is tied to short-term interest rates, which were higher overall in 2024 than 2023. Other operating expenses increased largely as a result of increased travel and entertainment mostly related to our all-company meeting, with no comparable activity in 2023, software costs associated with automation efforts, and miscellaneous expenses. Goodwill impairment decreased due to a goodwill impairment triggering event that occurred in the third quarter of 2023, with no similar event in occurring in the third quarter of 2024.

The decrease in income tax expense was principally driven by the 20% decrease in income from operations and a $1.1 million tax adjustment to our international tax accruals due to a lower than estimated amount of taxes in our 2022 return, which was recently filed timely.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$28,802	$21,458	$63,331	$75,758
Income tax expense	8,822	7,069	19,588	24,695
Interest expense on corporate debt	18,232	17,594	53,765	49,878
Amortization and depreciation	57,561	57,479	169,495	170,737
Provision (benefit) for credit losses	2,850	421	6,310	(11,088)
Net write-offs(1)	(468)	(2,008)	(468)	(8,041)
Stock-based compensation expense	6,532	7,427	19,624	22,468
MSR income	(43,426)	(35,375)	(97,673)	(107,446)
Write off of unamortized premium from corporate debt repayment	—	—	—	(4,420)
Goodwill impairment, net of contingent consideration liability fair value adjustments(2)	—	—	—	—
Adjusted EBITDA	$78,905	$74,065	$233,972	$212,541

(1)	The net write-offs for the nine months ended September 30, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment during the second quarter of 2023.
(2)	For the three and nine months ended September 30, 2023, includes goodwill impairment of $14.0 million and contingent consideration liability fair value adjustments of $14.0 million. For the three and nine months ended September 30, 2024, there was no goodwill impairment or contingent consideration liability fair value adjustments that resulted in a triggering event for a goodwill impairment assessment.

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three- and nine-month periods ended September 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$73,546	$56,149	$17,397	31%
Servicing fees	82,222	79,200	3,022	4
Property sales broker fees	19,322	16,862	2,460	15
Investment management fees	11,744	13,362	(1,618)	(12)
Net warehouse interest income (expense)	(2,147)	(2,031)	(116)	(6)
Placement fees and other interest income	43,557	43,000	557	1
Other revenues	20,753	27,140	(6,387)	(24)
Personnel	(139,006)	(129,080)	(9,926)	8
Net write-offs	(468)	(2,008)	1,540	(77)
Other operating expenses	(30,618)	(28,529)	(2,089)	7
Adjusted EBITDA	$78,905	$74,065	$4,840	7

Three months September 30, 2024 compared to three months ended September 30, 2023

Origination fees increased due to the increase in debt financing volume. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Property sales broker fees increased as a result of the growth in property sales volume. Investment management fees decreased due to a decline in asset management fees from our LIHTC operations. Other revenues decreased due to lower syndication and other revenues from our LIHTC operations. Net write-offs decreased due to the size of loss settlement, as we had a larger loss settlement on a loan in our at-risk portfolio during the third quarter of 2023 compared to the third quarter of 2024. Other operating expenses increased due to increases in professional fees, office expenses, and miscellaneous expenses.

ADJUSTED EBITDA – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$182,620	$168,201	$14,419	9%
Servicing fees	242,683	232,027	10,656	5
Property sales broker fees	39,408	38,831	577	1
Investment management fees	40,086	44,844	(4,758)	(11)
Net warehouse interest income (expense)	(4,847)	(3,556)	(1,291)	(36)
Placement fees and other interest income	123,999	109,310	14,689	13
Other revenues	72,955	84,624	(11,669)	(14)
Personnel	(370,444)	(365,957)	(4,487)	1
Net write-offs(1)	(468)	(8,041)	7,573	(94)
Other operating expenses	(92,020)	(87,742)	(4,278)	5
Adjusted EBITDA	$233,972	$212,541	$21,431	10

(1) The net write-offs for the nine months ended September 30, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment during the second quarter of 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Origination fees increased due to the increase in debt financing volume. Servicing fees increased largely due to growth in the average servicing portfolio period over period. Investment management fees decreased due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income increased largely as result of higher placement fee rates due to a higher short-term interest rate environment. Other revenues declined mostly due to decreases in investment banking revenues and syndication and other revenues from our LIHTC operations. Personnel expenses increased primarily due to an increase in commission costs. Net write-offs decreased due to the size and number of loss settlements, as we had two loss settlements with larger losses in 2023 compared to one small loss settlement in 2024. Other operating expenses increased largely as a result of increased (i) travel and entertainment mostly related to our all-company meeting, with no comparable activity in 2023, (ii) software costs associated with automation efforts, and (iii) miscellaneous expenses.

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

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2023 and 2024.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Net cash provided by (used in) operating activities	$(401,458)	$(332,412)	$(69,046)	21%
Net cash provided by (used in) investing activities	(37,143)	146,569	(183,712)	(125)
Net cash provided by (used in) financing activities	313,838	228,207	85,631	38
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	266,640	300,647	(34,007)	(11)

Cash provided by (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(441,774)	$(378,891)	$(62,883)	17%
Net cash provided by (used in) operating activities, excluding loan origination activity	40,316	46,479	(6,163)	(13)

Cash provided by (used in) investing activities
Purchases of pledged AFS securities	$(20,900)	$—	$(20,900)	N/A %
Originations and repurchase of loans held for investment	(25,619)	(366)	(25,253)	6,900
Principal collected on loans held for investment	17,659	161,167	(143,508)	(89)

Cash provided by from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$452,497	$387,109	$65,388	17%
Repayments of interim warehouse notes payable	(13,884)	(119,835)	105,951	(88)
Repayments of notes payable	(6,013)	(120,046)	114,033	(95)
Repurchase of common stock	(12,012)	(18,928)	6,916	(37)
Borrowings of note payable	—	196,000	(196,000)	(100)
Payment of contingent consideration	(34,317)	(26,090)	(8,227)	32
Purchase of noncontrolling interest	(5,000)	—	(5,000)	N/A

Operating Activities

Cash provided by (used in) operating activities changed due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The increase in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $441.8 million in 2024 compared to $378.9 million in 2023.
(ii)	Other activities. Cash flows provided by other operating activities were $40.3 million in 2024, down from $46.5 million in 2023. The primary reason for the change was a change in the adjustment for credit losses. The provision (benefit) for credit losses was a $6.3 million positive adjustment for the nine months ended September 30, 2024 compared to an $11.1 million negative adjustment for the nine months ended September 30, 2023. This positive benefit to cash from operating activities was partially offset by a $9.2 million increase in other operating activities, net and a $14.3 million decrease in net income.

Investing Activities

Cash provided by (used in) investing activities changed due to:

(i)  AFS securities. Purchases of AFS securities increased during 2024 as we reinvested proceeds from the prepayment of AFS securities.

(ii)  Principal collected on loans held for investment. The principal collected on loans held of investment decreased, as we have been winding down our Interim Loan Program (“ILP”) loans over the past several years. As of the beginning of 2024, we only had two ILP loans compared to nine loans as of the beginning of 2023.

(iii)	Originations and repurchase of loans held for investment. The increase was due to an Agency loan repurchase during 2024 with no comparable activity in 2023 and the origination of a short-term bridge loan during 2024 compared to minimal originations in 2023.

Financing Activities

Cash provided by (used in) financing activities changed due to:

(i)  Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in cash used in loan origination activity.

(ii) Repayments of interim warehouse notes payable. The decrease was due to the aforementioned decrease in net principal collected on loans held for investment.

(iii)	Repayments of notes payable. In 2023, we had an additional borrowing under our Term Loan (as defined in Liquidity and Capital Resources below), a portion of which was used to repay a note payable at one of our subsidiaries, with no comparable activity in 2024. The activity in 2024 represents routine quarterly principal payments on our Term Loan.
(iv)	Repurchase of common stock. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)  Borrowings of note payable. The decrease was attributable to an additional borrowing under our Term Loan (as discussed in Liquidity and Capital Resources below) in 2023, with no comparable activity in 2024.

(ii) Payment of contingent consideration. The increase was due to earnout targets being met by one of our larger contingent consideration liabilities at a higher rate in 2024 than in 2023.

(iii) Purchase of noncontrolling interest. This was a unique transaction in 2024 with no comparable activity in 2023.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Transaction Volume
Components of Debt Financing Volume
Fannie Mae	$2,001,356	$1,739,332	$262,024	15%
Freddie Mac	1,545,939	1,072,048	473,891	44
Ginnie Mae ̶ HUD	272,054	86,557	185,497	214
Brokered(1)	4,028,208	3,149,457	878,751	28
Total Debt Financing Volume	$7,847,557	$6,047,394	$1,800,163	30%
Property sales volume	3,602,675	2,508,073	1,094,602	44
Total Transaction Volume	$11,450,232	$8,555,467	$2,894,765	34%

Key Performance Metrics (in thousands)
Net income	$21,830	$7,050	14,780	210
Adjusted EBITDA(2)	(4,601)	(15,704)	11,103	71
Operating margin	20%	8%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.93%	0.93%
MSR income	0.55	0.58
MSR income, as a percentage of Agency debt financing volume	1.14	1.22

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Transaction Volume
Components of Debt Financing Volume
Fannie Mae	$4,415,528	$5,328,992	$(913,464)	(17)%
Freddie Mac	3,674,055	3,260,672	413,383	13
Ginnie Mae ̶ HUD	472,092	361,929	110,163	30
Brokered(1)	11,200,133	8,829,434	2,370,699	27
Total Debt Financing Volume	$19,761,808	$17,781,027	$1,980,781	11%
Property sales volume	6,300,609	5,907,138	393,471	7
Total Transaction Volume	$26,062,417	$23,688,165	$2,374,252	10%

Key Performance Metrics (in thousands)
Net income	$26,167	$23,661	2,506	11%
Adjusted EBITDA(2)	(32,431)	(44,725)	12,294	27
Operating margin	10%	10%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.91%	0.94%
MSR income	0.49	0.60
MSR income, as a percentage of Agency debt financing volume	1.14	1.20
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$72,723	$56,149	$16,574	30%
MSR income	43,426	35,375	8,051	23
Property sales broker fees	19,322	16,862	2,460	15
Net warehouse interest income (expense), loans held for sale	(2,798)	(2,565)	(233)	(9)
Other revenues	11,039	11,875	(836)	(7)
Total revenues	$143,712	$117,696	$26,016	22

Expenses
Personnel	$104,987	$97,973	$7,014	7%
Amortization and depreciation	1,137	1,137	—	—
Interest expense on corporate debt	4,888	4,874	14	0
Goodwill impairment	—	14,000	(14,000)	(100)
Fair value adjustments to contingent consideration liabilities	(1,366)	(14,000)	12,634	90
Other operating expenses	5,137	4,193	944	23
Total expenses	$114,783	$108,177	$6,606	6
Income (loss) from operations	$28,929	$9,519	$19,410	204
Income tax expense (benefit)	7,073	2,386	4,687	196
Net income (loss) before noncontrolling interests	$21,856	$7,133	$14,723	206
Less: net income (loss) from noncontrolling interests	26	83	(57)	(69)
Net income (loss)	$21,830	$7,050	$14,780	210

FINANCIAL RESULTS – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$180,264	$167,679	$12,585	8%
MSR income	97,673	107,446	(9,773)	(9)
Property sales broker fees	39,408	38,831	577	1
Net warehouse interest income (expense), loans held for sale	(6,322)	(7,006)	684	10
Other revenues	32,756	40,735	(7,979)	(20)
Total revenues	$343,779	$347,685	$(3,906)	(1)

Expenses
Personnel	$276,655	$281,502	$(4,847)	(2)%
Amortization and depreciation	3,412	3,412	—	-
Interest expense on corporate debt	15,038	13,870	1,168	8
Goodwill impairment	—	14,000	(14,000)	(100)
Fair value adjustments to contingent consideration liabilities	(1,366)	(14,000)	12,634	90
Other operating expenses	14,831	15,037	(206)	(1)
Total expenses	$308,570	$313,821	$(5,251)	(2)
Income (loss) from operations	$35,209	$33,864	$1,345	4
Income tax expense (benefit)	8,689	8,462	227	3
Net income (loss) before noncontrolling interests	$26,520	$25,402	$1,118	4
Less: net income (loss) from noncontrolling interests	353	1,741	(1,388)	(80)
Net income (loss)	$26,167	$23,661	$2,506	11

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Debt Financing Volume by Product Type	2024	2023	2024	2023
Fannie Mae	26%	29%	22%	30%
Freddie Mac	20	18	19	18
Ginnie Mae ̶ HUD	3	1	2	2
Brokered	51	52	57	50

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2024	2023	2024	2023
Origination Fee Rate (1)	93	93	91	94
Basis Point Change	-		(3)
Percentage Change	-%		(3)%
MSR Rate (2)	55	58	49	60
Basis Point Change	(3)		(11)
Percentage Change	(5)%		(18)%
Agency MSR Rate (3)	114	122	114	120
Basis Point Change	(8)		(6)
Percentage Change	(7)%		(5)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR income as a percentage of Agency debt financing volume.

For the three months ended September 30, 2024, the increase in origination fees was the result of the increase in debt financing volume.

For the nine months ended September 30, 2024, the increase in origination fees was primarily driven by the increase in debt financing volume year over year, partially offset by a slight decline in our origination fee rate due to the shift in the mix of our debt financing volume towards brokered debt financing volume. See the “Overview of Current Business Environment” section above for a detailed discussion of the factors driving the change in debt financing activity.

For the three months ended September 30, 2024, the increase in our MSR income was driven by the increase in Agency debt financing volume, partially offset by an 8-basis-point decrease in the Agency MSR rate, largely driven by a decrease in FNMA loans as a percentage of Agency debt financing volume during the quarter.

For the nine months ended September 30, 2024, the decreases in MSR income and Agency MSR rate were driven primarily by the 17% decrease in Fannie Mae debt financing volume shown above. Fannie Mae volume as a percentage of total transaction volume decreased from 30% in 2023 to 22% in 2024.  Fannie Mae loans produce higher MSR income compared to our other product types, due to their higher weighted average servicing fees.

Property sales broker fees. For the three months ended September 30, 2024, the increase was the result of the 44% increase in property sales volumes, partially offset by a decrease in the fee margin.

Other revenues. For the nine months ended September 30, 2024, the decrease was principally due to an $8.3 million decrease in investment banking revenues due to the closing of the largest investment banking advisory transaction in Company history during 2023 with no comparable activity in 2024.

Expenses

Personnel. For the three months ended September 30, 2024, the increase was due to a $5.8 million increase in commission costs due to higher origination fees and property sales broker fees and a $1.8 million increase in subjective bonus compensation expense due to the overall company performance during the quarter.

For the nine months ended September 30, 2024, the decrease was primarily the result of a $3.6 million decrease in salaries and benefits and stock compensation and a $2.6 million decrease in the subjective bonus compensation expense, all of which was primarily due to lower average segment headcount, partially offset a $2.4 million increase in commission costs due to higher origination fees.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Goodwill Impairment. For both the three and nine months ended September 30, 2024, goodwill impairment decreased due to activity in fair value adjustments to contingent consideration liabilities. The activity in 2023 was a triggering event for goodwill impairment assessment. There were no fair value adjustments to contingent consideration liabilities in 2024 that were triggering events for a goodwill impairment assessment.

Fair value adjustments to contingent consideration liabilities. For both the three and nine months ended September 30, 2024, the fair value adjustments made to the contingent consideration liabilities in 2024 were associated with a much smaller acquisition than those made in the prior year, leading to the increase in expenses year over year.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (loss)	$21,830	$7,050	$26,167	$23,661
Income tax expense (benefit)	7,073	2,386	8,689	8,462
Interest expense on corporate debt	4,888	4,874	15,038	13,870
Amortization and depreciation	1,137	1,137	3,412	3,412
Stock-based compensation expense	3,897	4,224	11,936	13,316
MSR Income	(43,426)	(35,375)	(97,673)	(107,446)
Goodwill impairment, net of contingent consideration liability fair value adjustments(1)	—	—	—	—
Adjusted EBITDA	$(4,601)	$(15,704)	$(32,431)	$(44,725)
(1)	For the three and nine months ended September 30, 2023, includes goodwill impairment of $14.0 million and contingent consideration fair value adjustments of $14.0 million. For the three and nine months ended September 30, 2024, there was no goodwill impairment or contingent consideration fair value adjustments that resulted in a triggering event for a goodwill impairment assessment.

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$72,723	$56,149	$16,574	30%
Property sales broker fees	19,322	16,862	2,460	15
Net warehouse interest income (expense), loans held for sale	(2,798)	(2,565)	(233)	(9)
Other revenues	11,013	11,792	(779)	(7)
Personnel	(101,090)	(93,749)	(7,341)	8
Other operating expenses	(3,771)	(4,193)	422	(10)
Adjusted EBITDA	$(4,601)	$(15,704)	$11,103	71

ADJUSTED EBITDA – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$180,264	$167,679	$12,585	8%
Property sales broker fees	39,408	38,831	577	1
Net warehouse interest income (expense), loans held for sale	(6,322)	(7,006)	684	10
Other revenues	32,403	38,994	(6,591)	(17)
Personnel	(264,719)	(268,186)	3,467	(1)
Other operating expenses	(13,465)	(15,037)	1,572	(10)
Adjusted EBITDA	$(32,431)	$(44,725)	$12,294	27

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Origination fees increased due to an increase in debt financing volume. Property sales broker fees increased due to the increase in property sales volume. Personnel expense increased due to increased commission costs and subjective bonus expense.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Origination fees increased due to an increase in debt financing volume. The decrease in other revenues was principally due to a decrease in investment banking revenues. The decrease in personnel expense was primarily due to lower salaries and benefits and subjective bonus compensation due to lower segment headcount, partially offset by an increase in commissions.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

(in thousands)	As of September 30,		Dollar	Percentage
Managed Portfolio	2024	2023	Change	Change
Components of Servicing Portfolio
Fannie Mae	$66,068,212	$62,850,853	$3,217,359	5%
Freddie Mac	40,090,158	38,656,136	1,434,022	4
Ginnie Mae–HUD	10,727,323	10,320,520	406,803	4
Brokered (1)	17,156,810	17,091,925	64,885	0
Principal Lending and Investing (2)	38,043	40,000	(1,957)	(5)
Total Servicing Portfolio	$134,080,546	$128,959,434	$5,121,112	4%
Assets under management	18,210,452	17,334,877	875,575	5
Total Managed Portfolio	$152,290,998	$146,294,311	$5,996,687	4%

	For the three months ended
(in thousands)	September 30,		Dollar	Percentage
Key Volume and Performance Metrics	2024	2023	Change	Change
Equity syndication volume(3)	$12,155	$54,119	$(41,964)	(78)%
Principal Lending and Investing debt financing volume(4)	165,875	—	165,875	N/A
Net income	37,482	45,427	(7,945)	(17)
Adjusted EBITDA(5)	117,455	124,849	(7,394)	(6)
Operating margin	33%	41%

	For the nine months ended
(in thousands)	September 30,		Dollar	Percentage
Key Volume and Performance Metrics	2024	2023	Change	Change
Equity syndication volume(3)	$232,170	$461,212	$(229,042)	(50)%
Principal Lending and Investing volume(4)	396,650	—	396,650	N/A
Net income	121,197	132,243	(11,046)	(8)
Adjusted EBITDA(5)	361,614	346,283	15,331	4
Operating margin	36%	41%

	As of September 30,
Key Servicing Portfolio Metrics	2024	2023
Custodial escrow deposit balance (in billions)	$3.1	$2.8
Weighted-average servicing fee rate (basis points)	24.1	24.2
Weighted-average remaining servicing portfolio term (years)	7.7	8.4

	As of September 30,
(in thousands)	2024		2023
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,838,113	$15,772,089	$6,798,263	$15,248,530
Equity funds	975,964	975,964	829,662	829,662
Debt funds(6)	782,436	1,462,399	671,375	1,256,685
Total	$8,596,513	$18,210,452	$8,299,300	$17,334,877

(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(6)	As of September 30, 2024, included $105.4 million of equity under management and $424.8 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of September 30, 2023, includes $151.0 million of equity under management and $736.3 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$823	$—	$823	N/A	%
Servicing fees	82,222	79,200	3,022	4
Investment management fees	11,744	13,362	(1,618)	(12)
Net warehouse interest income (expense), loans held for investment	651	534	117	22
Placement fees and other interest income	40,299	39,475	824	2
Other revenues	9,145	15,569	(6,424)	(41)
Total revenues	$144,884	$148,140	$(3,256)	(2)

Expenses
Personnel	$20,951	$17,139	$3,812	22%
Amortization and depreciation	54,668	54,375	293	1
Provision (benefit) for credit losses	2,850	421	2,429	577
Interest expense on corporate debt	11,711	11,096	615	6
Other operating expenses	6,611	5,039	1,572	31
Total expenses	$96,791	$88,070	$8,721	10
Net income (loss) from operations	$48,093	$60,070	$(11,977)	(20)
Income tax expense (benefit)	10,756	15,040	(4,284)	(28)
Net income (loss) before noncontrolling interests	$37,337	$45,030	$(7,693)	(17)
Less: net income (loss) from noncontrolling interests	(145)	(397)	252	63
Net income (loss)	$37,482	$45,427	$(7,945)	(17)

FINANCIAL RESULTS – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$2,356	$522	$1,834	351%
Servicing fees	242,683	232,027	10,656	5
Investment management fees	40,086	44,844	(4,758)	(11)
Net warehouse interest income (expense), loans held for investment	1,475	3,450	(1,975)	(57)
Placement fees and other interest income	113,072	100,636	12,436	12
Other revenues	34,679	42,697	(8,018)	(19)
Total revenues	$434,351	$424,176	$10,175	2

Expenses
Personnel	$59,083	$53,669	$5,414	10%
Amortization and depreciation	160,912	161,935	(1,023)	(1)
Provision (benefit) for credit losses	6,310	(11,088)	17,398	157
Interest expense on corporate debt	33,848	31,385	2,463	8
Other operating expenses	18,462	16,465	1,997	12
Total expenses	$278,615	$252,366	$26,249	10
Income (loss) from operations	$155,736	$171,810	$(16,074)	(9)
Income tax expense (benefit)	38,430	42,931	(4,501)	(10)
Net income (loss) before noncontrolling interests	$117,306	$128,879	$(11,573)	(9)
Less: net income (loss) from noncontrolling interests	(3,891)	(3,364)	(527)	(16)
Net income (loss)	$121,197	$132,243	$(11,046)	(8)

Revenues

Servicing fees. For the three and nine months ended September 30, 2024, the increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, slightly offset by a decline in the average servicing fee rate. The increase in the average servicing portfolio was driven by the $3.2 billion increase in Fannie Mae and the $1.4 billion increase in Freddie Mac loans serviced over the past year. The decrease in the average servicing fee rate was the result of the WASF on new debt financing volume being lower than the WASF for the loans paid off in the portfolio over the past year.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (in thousands)	2024	2023	2024	2023
Average Servicing Portfolio	$133,563,794	$127,971,088	$132,381,836	$125,741,670
Dollar Change	$5,592,706		$6,640,166
Percentage Change	4%		5%
Average Servicing Fee (basis points)	24.1	24.2	24.1	24.3
Basis Point Change	(0.1)		(0.2)
Percentage Change	0%		(1)%

Investment management fees. For the three months ended September 30, 2024, investment management fees declined as investment management fees from our LIHTC operations decreased by $3.5 million, partially offset by a $1.9 million increase in investment management fees from our Principal Investing funds. For the nine months ended September 30, 2024, investment management fees decreased primarily due to a decline in investment management fees from our LIHTC operations of $5.6 million. The declines in investment management fees from our LIHTC funds were the result of lower accruals for the fees due to lower anticipated revenues for the year.

Placement fees and other interest income. For the nine months ended September 30, 2024, the increase was driven primarily by an increase in our placement fees on escrow deposits of $11.1 million combined with a $1.6 million increase in investment interest income from our pledged securities. The placement fee rates on escrow deposits increased as a result of a higher short-term interest rate environment in 2024 compared to the same period in 2023. Short-term interest rates were still rising in the first half of 2023 before stabilizing in the second half of the year and into 2024. Additionally, the average balance of escrow deposits increased 4% year over year.

Other revenues. For the three months ended September 30, 2024, other revenues decreased primarily due to a $3.0 million decrease in income from equity method investments, a $4.2 million reduction in syndication and other revenues related to a 78% decline in gross equity raised year over year as the closing of one of our LIHTC funds was delayed in the third quarter of 2024.

For the nine months ended September 30, 2024, the other revenues decrease was largely driven by a $9.2 million decrease in syndication and other revenues related to a 50% decrease in gross equity raised year over year as the closing of one of our LIHTC funds was delayed in the third quarter of 2024, partially offset by a $1.1 million increase in income from equity method investments.

Expenses

Personnel. For the three and nine months ended September 30, 2024, personnel expense rose due to increases of $2.5 million and $5.4 million, respectively, in salaries and benefits due to increases in average segment headcount. For the three months ended September 30, 2024 only, the increase was also due to an increase in commission costs increased by $1.4 million. The increase in commission costs was due to the increased volume of committed investments in tax credit equity closed during the quarter that are awaiting syndication into LIHTC funds.

Provision (benefit) for credit losses. For the three months ended September 30, 2024, provision (benefit) for credit losses increased primarily due to a $3.0 million increase in the fair value of our forbearance and indemnification agreement with Freddie Mac, with no comparable activity in 2023.

For the nine months ended September 30, 2024, provision (benefit) for credit losses switched from a large benefit in 2023 to a provision in 2024. The provision for credit losses in 2024 was primarily attributable to a $7.6 million provision related to the forbearance and indemnification agreements discussed in NOTE 2, with no comparable activity in 2023. The benefit for credit losses in 2023 was primarily due to the annual update of our historical loss rate that resulted in a large decrease to the calculated expected credit losses. The 2023 update resulted in the loss data from earlier periods within the historical lookback period falling off and being replaced with a period with significantly lower loss data, resulting in the historical loss rate decreasing substantially.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our condensed consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the three and nine months ended September 30, 2024, the increase was primarily the result of $1.9 million and $2.1 million, respectively, of costs associated with operating properties that we control through loan repurchase or indemnification, with no comparable activity in the prior year.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$37,482	$45,427	$121,197	$132,243
Income tax expense (benefit)	10,756	15,040	38,430	42,931
Interest expense on corporate debt	11,711	11,096	33,848	31,385
Amortization and depreciation	54,668	54,375	160,912	161,935
Provision (benefit) for credit losses	2,850	421	6,310	(11,088)
Net write-offs (1)	(468)	(2,008)	(468)	(8,041)
Stock-based compensation expense	456	498	1,385	1,338
Write off of unamortized premium from corporate debt repayment	—	—	—	(4,420)
Adjusted EBITDA	$117,455	$124,849	$361,614	$346,283

(1) The net write-offs for the nine months ended September 30, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment during the second quarter of 2023.

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$823	$—	$823	N/A	%
Servicing fees	82,222	79,200	3,022	4
Investment management fees	11,744	13,362	(1,618)	(12)
Net warehouse interest income (expense), loans held for investment	651	534	117	22
Placement fees and other interest income	40,299	39,475	824	2
Other revenues	9,290	15,966	(6,676)	(42)
Personnel	(20,495)	(16,641)	(3,854)	23
Net write-offs	(468)	(2,008)	1,540	(77)
Other operating expenses	(6,611)	(5,039)	(1,572)	31
Adjusted EBITDA	$117,455	$124,849	$(7,394)	(6)

ADJUSTED EBITDA – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$2,356	$522	$1,834	351%
Servicing fees	242,683	232,027	10,656	5
Investment management fees	40,086	44,844	(4,758)	(11)
Net warehouse interest income, loans held for investment	1,475	3,450	(1,975)	(57)
Placement fees and other interest income	113,072	100,636	12,436	12
Other revenues	38,570	46,061	(7,491)	(16)
Personnel	(57,698)	(52,331)	(5,367)	10
Net write-offs	(468)	(8,041)	7,573	(94)
Other operating expenses	(18,462)	(20,885)	2,423	(12)
Adjusted EBITDA	$361,614	$346,283	$15,331	4

Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

For both the three and nine months ended September 30, 2024, servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations. Investment management fees declined principally due to a decrease in investment management fees from our LIHTC operations. Other revenues decreased primarily due to a reduction in syndication and other revenues related to lower gross equity raised year over year. Personnel expense rose due to increases in salaries and benefits due to increases in average segment headcount. For the three months ended September 30, 2024 only, the increase was also attributable to an increase in commission costs. Net write-offs decreased due to the size and number of loans charged off in 2023 compared to 2024. Other operating expenses increased due to costs associated with operating properties that we control through loan repurchase or indemnification.

For the nine months ended September 30, 2024 only, placement fees and other interest income increased largely due to an increase in placement fee rates.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$3,258	$3,525	$(267)	(8)%
Other revenues	450	(618)	1,068	173
Total revenues	$3,708	$2,907	$801	28

Expenses
Personnel	$19,600	$21,395	$(1,795)	(8)%
Amortization and depreciation	1,756	1,967	(211)	(11)
Interest expense on corporate debt	1,633	1,624	9	1
Other operating expenses	20,236	19,297	939	5
Total expenses	$43,225	$44,283	$(1,058)	(2)
Income (loss) from operations	$(39,517)	$(41,376)	$1,859	4
Income tax expense (benefit)	(9,007)	(10,357)	1,350	13
Net income (loss)	$(30,510)	$(31,019)	$509	2

Adjusted EBITDA (1)	$(33,949)	$(35,080)	$1,131	3%

FINANCIAL RESULTS – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$10,927	$8,674	$2,253	26%
Other revenues	1,982	(431)	2,413	560
Total revenues	$12,909	$8,243	$4,666	57

Expenses
Personnel	$54,330	$53,254	$1,076	2%
Amortization and depreciation	5,171	5,390	(219)	(4)
Interest expense on corporate debt	4,879	4,623	256	6
Other operating expenses	60,093	51,820	8,273	16
Total expenses	$124,473	$115,087	$9,386	8
Net income (loss) from operations	$(111,564)	$(106,844)	$(4,720)	(4)
Income tax expense (benefit)	(27,531)	(26,698)	(833)	(3)
Net income (loss)	$(84,033)	$(80,146)	$(3,887)	(5)

Adjusted EBITDA (1)	$(95,211)	$(89,017)	$(6,194)	(7)%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Revenues

Other interest income. For the nine months ended September 30, 2024, the increase was due to an increase in the interest rates we earn on our cash deposits held by our corporate segment as interest rates continued to rise throughout 2023 and remained elevated in 2024.

Other revenues. For the nine months ended September 30, 2024, the increase was largely due to an increase in income from equity-method investments.

Expenses

Personnel. For the three months ended September 30, 2024, the decrease was primarily due to a $4.4 million decrease in subjective bonuses tied to company performance, principally for our executive officers, partially offset by a $1.7 million increase in salaries and benefits due to a 2% increase in average segment headcount.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. For the nine months ended September 30, 2024, the increase was primarily driven by increases in travel and entertainment, software, and miscellaneous expenses.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$(30,510)	$(31,019)	$(84,033)	$(80,146)
Income tax expense (benefit)	(9,007)	(10,357)	(27,531)	(26,698)
Interest expense on corporate debt	1,633	1,624	4,879	4,623
Amortization and depreciation	1,756	1,967	5,171	5,390
Stock-based compensation expense	2,179	2,705	6,303	7,814
Adjusted EBITDA	$(33,949)	$(35,080)	$(95,211)	$(89,017)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Other interest income	$3,258	$3,525	$(267)	(8)%
Other revenues	450	(618)	1,068	173
Personnel	(17,421)	(18,690)	1,269	(7)
Other operating expenses	(20,236)	(19,297)	(939)	5
Adjusted EBITDA	$(33,949)	$(35,080)	$1,131	3

ADJUSTED EBITDA – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Other interest income	10,927	8,674	2,253	26%
Other revenues	1,982	(431)	2,413	560
Personnel	(48,027)	(45,440)	(2,587)	6
Other operating expenses	(60,093)	(51,820)	(8,273)	16
Adjusted EBITDA	$(95,211)	$(89,017)	$(6,194)	(7)

Three months ended September 30, 2024 compared to three months ended September 30, 2023

There were no significant drivers of change in Adjusted EBITDA for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Other interest income increased primarily due to an increase in the interest rates on our cash deposits. Other revenues increased primarily due to an increase in income from equity method investments. The increase in personnel expense was primarily due to a higher subjective bonus tied to company performance, principally for our executive officers. The increase in other operating expenses was primarily driven by increases in travel and entertainment, software, and miscellaneous expenses.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2024. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2024, the net worth requirement was $318.6 million, and our net worth was $936.7 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2024, we were required to maintain at least $63.4 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2024, we had operational liquidity of $155.7 million, as measured at our wholly-owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.65 per share during the third quarter of 2024, which is 3% higher than the quarterly dividend paid in the third quarter of 2023. On November 6, 2024, the Company’s Board of Directors declared a dividend of $0.65 per share for the fourth quarter of 2024. The dividend will be paid on December 6, 2024 to all holders of record of our restricted and unrestricted common stock as of November 22, 2024.

In February 2024, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2024. Through September 30, 2024, we have not repurchased any shares under the 2024 stock repurchase program and have $75.0 million of remaining capacity under that program.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2024, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $156.9 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2024 collateral requirements as outlined above. As of September 30, 2024, reserve requirements for the September 30, 2024 DUS loan portfolio will require us to fund $71.1 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2024.

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

The warehouse notes payable and note payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2024.

Credit Quality and Allowance for Risk-Sharing Obligations

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
(in thousands)	2024	2023
Key Credit Metrics
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$57,032,839	$53,549,966
Fannie Mae Modified Risk	9,035,373	9,295,368
Freddie Mac Modified Risk	69,400	23,415
Total risk-sharing servicing portfolio	$66,137,612	$62,868,749

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$5,519
Freddie Mac No Risk	40,020,758	38,632,721
GNMA - HUD No Risk	10,727,323	10,320,520
Brokered	17,156,810	17,091,925
Total non-risk-sharing servicing portfolio	$67,904,891	$66,050,685
Total loans serviced for others	$134,042,503	$128,919,434
Interim loans (full risk) servicing portfolio	38,043	40,000
Total servicing portfolio unpaid principal balance	$134,080,546	$128,959,434

Interim Program JV Managed Loans (1)	424,774	736,320

At risk servicing portfolio (2)	$61,237,535	$57,857,659
Maximum exposure to at risk portfolio (3)	12,454,158	11,750,068
Defaulted loans(4)	59,645	—

Defaulted loans as a percentage of the at-risk portfolio	0.10%	0.00%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.24	0.26
(1)	As of September 30, 2024 and 2023, this balance consisted entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio that are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e., loans where we have assessed a probable loss). Other loans that are delinquent but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

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

The allowance for risk-sharing obligations for the Company’s $60.6 billion at-risk Fannie Mae servicing portfolio as September 30, 2024 was $29.9 million compared to $31.6 million as of December 31, 2023.

As of September 30, 2024, seven at-risk loans with an aggregate UPB of $59.6 million were in default compared to no at-risk loans as of September 30, 2023. The collateral-based reserve on defaulted loans was $6.5 million and zero as of September 30, 2024 and 2023, respectively. We had a benefit for risk-sharing obligations of $0.2 million for the three months ended September 30, 2024 compared to a provision for risk-sharing obligations of $0.6 million for the three months ended September 30, 2023. We had benefits for risk-sharing obligations of $1.3 million and $11.1 million for the nine months ended September 30, 2024 and 2023, respectively.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our repurchase obligations.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there are no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us but have not yet been adopted by us as of September 30, 2024.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 483 basis points and 533 basis points as of September 30, 2024 and 2023, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of September 30,
Change in annual placement fee revenue due to:	2024	2023
100 basis point increase in EFFR	$30,814	$28,164
100 basis point decrease in EFFR	(30,814)	(28,164)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 496 basis points and 531 basis points as of September 30, 2024 and 2023, respectively. The interest income on our loans held for investment is based on SOFR. The SOFR reset date for loans held for investment is the same date as the SOFR reset date for the corresponding warehouse facility. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of September 30,
Change in annual net warehouse interest income due to:	2024	2023
100 basis point increase in SOFR	$(10,382)	$(7,822)
100 basis point decrease in SOFR	10,382	7,822

Our Corporate Debt is based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of September 30, 2024 and 2023, respectively, based on the note payable balance outstanding at each period end.

(in thousands)	As of September 30,
Change in annual income from operations due to:	2024	2023
100 basis point increase in SOFR	$(7,805)	$(7,885)
100 basis point decrease in SOFR	7,805	7,885

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $43.1 million as of September 30, 2024 compared to $43.2 million as of September 30, 2023. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of the loan compared to a loan without similar protections. As of both September 30, 2024 and 2023, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, which was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2024, we purchased thirteen thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2024, the Company’s Board of Directors approved a share repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 23, 2024. During the quarter ended September 30, 2024, we did not repurchase any shares under this share repurchase program. The Company had $75.0 million of authorized share repurchase capacity remaining as of September 30, 2024.

The following table provides information regarding common stock repurchases for the quarter ended September 30, 2024:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2024	721	$93.87	—	75,000,000
August 1-31, 2024	12,764	105.59	—	75,000,000
September 1-30, 2024	—	—	—	75,000,000
3rd Quarter	13,485	$104.96	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

10.1

Amendment No. 7 to Master Repurchase Agreement, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.2

Amendment No. 3 to Amended and Restated Letter, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

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

Walker & Dunlop, Inc.
Date: November 7, 2024	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 7, 2024	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer