Form 10-K
period 2024-12-31
Walker & Dunlop, Inc.
filed 2025-02-25
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2.3 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 28, 2024). The Registrant has no non-voting common equity.

As of January 31, 2025, there were 33,798,252 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2025 are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” or “our”) may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan-funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits; and
●	general volatility of the capital markets and the market price of our common stock.

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

Item 1. Business

General

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 72%, 69%, and 62% of refinancing volumes coming from new loans to us for the years ended December 31, 2024, 2023, and 2022, respectively.  Additionally, 20%, 22%, and 24% of total transaction volumes coming from new customers for the years ended December 31, 2024, 2023, and 2022, respectively.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development of affordable housing projects through joint ventures with real estate developers. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on transitional commercial real estate. Most of these shorter-term loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). In the past, some of these shorter-term loans were closed and retained on our balance sheet through our Interim Loan Program (as defined below in Investment Management and Principal Lending and Investing). We are a leader in commercial real estate technology through developing and acquiring of technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate the growth of our small-balance lending business and our appraisal platform, Apprise by Walker & Dunlop (“Apprise”).

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

Capital Markets (“CM”)

CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate-related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily and hospitality properties and commercial real estate appraisals for various lenders and investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below.

Agency Lending

         Fannie Mae—We are one of 25 approved lenders that participate in Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) program for multifamily, manufactured housing communities, student housing, affordable housing, small balance loans, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap that may be higher or lower for loans with unique attributes. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligations” below. Most of the Fannie Mae loans that we originate are sold in the form of a single loan Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

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

We review the fundamental value and credit profile of the underlying property, including an analysis of regional economic trends, appraisals of the property, site visits, and reviews of historical and prospective financials. We engage either our Apprise appraisers or third-party vendors for appraisals and third-party vendors for engineering reports, environmental reports, flood certification reports, zoning reports, and credit reports. We utilize a list of approved third-party vendors for these reports. Each report is reviewed by our underwriting team for accuracy, quality, and comprehensiveness. All third-party vendors are reviewed periodically for the quality of their work and are removed from our list of approved vendors if the quality or timeliness of the reports is below our standards. This is particularly true for engineering and environmental reports on which we rely to make decisions regarding ongoing replacement reserves and environmental matters.

Freddie Mac—We are one of 23 lenders approved as a Freddie Mac lender, where we originate and sell to Freddie Mac multifamily, manufactured housing communities, student housing, affordable housing, seniors housing loans, and small balance loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under Freddie Mac’s programs, including Freddie Mac Optigo®, we submit our completed loan underwriting package to Freddie Mac and obtain its commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to it. Freddie Mac may choose to hold, sell, or later securitize such loans. We rarely have any risk-sharing arrangements on loans we sell to Freddie Mac under its program. Freddie Mac contracts us to service and asset-manage all loans that we originate under its program.

HUD and Ginnie Mae—As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, seniors housing, and healthcare facilities. We submit our completed loan underwriting package to HUD and obtain HUD's approval to originate the loan after they have performed their own underwriting analysis. We service and asset-manage all loans originated through HUD’s various programs.

HUD-insured loans are typically placed in single loan pools which back Ginnie Mae securities. Ginnie Mae is a United States government corporation in the United States Department of Housing and Urban Development. Ginnie Mae securities are backed by the full faith and credit of the United States, and we rarely bear any risk of loss on Ginnie Mae securities. In the event of a default on a HUD-insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan, and Ginnie Mae will reimburse the remaining losses. We are obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the Ginnie Mae securities are fully paid.

Correspondent Network—In addition to our originators, as of December 31, 2024, we had correspondent agreements with 22 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis; however, we do not source a material proportion of our total originations from correspondents. In addition to identifying potential borrowers and key principals

(the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principals, and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan. We regularly review our correspondent network to ensure they are meeting our requirements, including ethical standards.

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

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated at the same time we establish the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing by collecting good faith deposits from the borrower. The deposit is only returned to the borrower after the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an immaterial number of failed deliveries in our history and have incurred immaterial losses on such failed deliveries.

We may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Credit Quality and Allowance for Risk-Sharing Obligations” below for additional details.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with banks and various other institutional lenders to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are funded directly by the lender, and we receive an origination fee for our services. On occasion, we service the loans after they are originated by the lender.

Private Client (Small Balance) Lending

We generally define private clients in the multifamily sector as customers that operate less than 2,000 units. Private clients make up a substantial portion of the ownership of multifamily assets in the United States. As part of our overall growth strategy, we are focused on significantly growing and investing in our private client, or small-balance, multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have pro-vided data analytics, software development and technology products to this customer segment. These acquisitions have advanced our technology development capabilities in this area, and our expectation is that the products we develop will be used in our middle market and institutional lending businesses when the products are mature and proven successful.

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency or debt brokerage entities. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy, geographical reach, and service offerings. Our geographical reach now covers many major markets in the United States, and our service offerings now include sales of land, student, senior housing, hospitality, and affordable properties.

Housing Market Research and Real Estate Investment Banking Services

Our subsidiary Zelman & Associates (“Zelman”), is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. As part of our growth strategy, we have increased the number of investment bankers to broaden our reach and expertise within the residential housing, building products, Affordable, multifamily and commercial real estate sectors. Prior to the fourth quarter of 2024, we owned a 75% controlling interest in Zelman. During the fourth quarter of 2024 we purchased the remaining 25% interest in Zelman.

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services though our subsidiary, Apprise. Apprise leverages technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. Apprise also provides quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. Prior to the acquisition of GeoPhy, a Netherlands-based company that also supports our small balance lending platform with data analytics, in 2022 we and GeoPhy each owned a 50% interest in Apprise, and we accounted for the interest as an equity-method investment. Subsequent to the GeoPhy acquisition, Apprise is a wholly-owned subsidiary of Walker & Dunlop. The growth strategy has resulted in an increase in our market share of the appraisal market over the past several years. Additionally, these valuation specialists provide support for and insight to our Agency lending and property sales professionals.

Servicing & Asset Management (“SAM”)

SAM focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies, originate loans through our principal lending and investing activities, and manage through our tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans held for investment and the associated warehouse interest expense. The primary services within SAM are described below.

Loan Servicing

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. In addition to servicing substantially all of our Agency loan products, we also service some of the loans we broker for institutional investors, primarily life insurance companies. We may also occasionally leverage the scale of our servicing operation by acquiring the rights to service and asset-manage loans originated by others through direct portfolio acquisitions or entity acquisitions. We are an approved servicer for Fannie Mae, Freddie Mac, and HUD loans and service loans for many different life insurance companies. We are currently a rated primary servicer with Fitch Ratings. Our servicing function includes loan servicing and asset management activities, performing or overseeing the following activities:

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

Our Fannie Mae servicing arrangements generally provide for prepayment protection to us in the event of a voluntary prepayment. For loans serviced for Freddie Mac, the economic deterrent that reduces the risk of loan prepayment comes in the form of a yield maintenance formula or defeasance requirement wherein the borrower is required to replace the prepaid loan with securities that offer an equivalent return. For loans serviced outside of Fannie Mae or Freddie Mac, we typically do not have similar prepayment protections.

For most loans we service under the Fannie Mae DUS program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD and file a claim for mortgage insurance benefits or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease, and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program or our bank and life insurance company servicing agreements.

Under the Ginnie Mae program, we are obligated to advance tax and insurance escrow shortfalls and principal and interest payments on the Ginnie Mae securities until the Ginnie Mae security is fully paid. In the event of a default on a HUD-insured loan, we can elect to assign the loan to HUD and file a mortgage insurance claim. HUD will reimburse approximately 99% of the principal balance on the loan and approximately 85% of the delinquent interest on the loan, and Ginnie Mae will reimburse the remaining 1% of principal and substantially all of the remaining interest. In certain cases, we may bring the loan current through a modification or partial mortgage insurance claim rather than assigning it to HUD.

As discussed above in Capital Markets – Agency Lending, we have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above, if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit has varied over time. Accordingly, loans originated in the past may have been subject to modified risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing to 100% of a loan’s unpaid principal balance (“UPB”) in lieu of the risk-sharing agreement described above.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing. For brokered loans that we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are lower than the servicing fees we earn on Agency loans.

Investment Management and Principal Lending and Investing

Investment Management—Through our investment management subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $2.3 billion primarily consist of eight investment vehicles: Fund III, Fund IV, Fund V, Fund VI, Fund VII, Debt Fund I, and Debt Fund II (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

In the fourth quarter 2023, WDIP launched a credit fund (“Debt Fund I”) focused on transitional lending with a large, institutional insurance company. Debt Fund I focuses on the same core product as the Interim Program JV, discussed more fully below. The Company underwrites, services, and asset manages all loans originated for the credit fund and has only a 5% co-investment obligation. The majority of the capital raised through Debt Fund I was deployed throughout 2024. In the fourth quarter 2024, WDIP closed the first round of a commingled investor credit fund (“Debt Fund II”) focused on the same core product as Debt Fund I. Investors in Debt Fund II include life insurance companies, pension funds, high net worth individuals and Walker & Dunlop.

Principal Lending and Investing—Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., the Company offered short-term senior secured debt financing products that provided floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that did not qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funded its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest. The Interim Program JV has not originated new loans since 2022, resulting in a small number of loans remaining in the Interim Program JV as of December 31, 2024. We expect the joint venture to be terminated once all loans are fully repaid.

We previously used a combination of our own capital and warehouse debt financing, to offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We originated and held these Interim Loan Program loans for investment, which were included on our balance sheet, and during the time that these loans were outstanding, we assumed the full risk of loss. We have steadily reduced our reliance on our own capital and warehouse debt financing to fund interim loans in order to focus on raising third-party capital solutions, like Debt Fund I and Debt Fund II, to meet market demand and pursue our investment management growth strategy. Consequently, there were no loans outstanding under the Interim Loan Program as of December 31, 2024.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity (“WDAE”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication and development of affordable housing projects through joint ventures. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties and earns a syndication fee for these services. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that are partially funded through LIHTCs. When possible, WDAE syndicates the LIHTC investment necessary to build properties through these joint venture partnerships. The joint ventures earn developer fees, and we receive the portion of the economic benefits commensurate with our investment in the joint ventures, including cash flows from operations and sales/refinancing. Additionally, WDAE invests with third-party investors (either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable.

We advance funds to our joint venture developer partners in connection with our LIHTC operations. The funds are used to fund the joint venture partner in preparing properties for development and ultimately to be sold or syndicated into a LIHTC fund. To manage our risk of loss on these advances, we evaluate the underlying property fundamentals, the expected cash flows and economics of the LIHTC syndication, and the developer’s track record. Additionally, we continually monitor progress on development deals and take appropriate actions as needed to mitigate our risk of loss. The Company, or its predecessor, has never incurred a material loss associated with these advances.

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

The following table summarizes our progress towards these 2025 milestones.

Milestone (in thousands)	2021	2022	2023	2024	2025 Milestone
Revenues	$1,259,178	$1,258,753	$1,054,440	$1,132,490	$2,000,000
Debt financing volume	48,911,120	43,605,984	24,202,859	30,154,666	60,000,000
Small balance lending volume	515,757	745,686	634,280	750,388	5,000,000
Property sales volume	19,254,697	19,732,654	8,784,537	9,751,223	25,000,000
Servicing portfolio	115,700,564	123,133,855	130,471,524	135,287,012	160,000,000
Assets under management	16,437,865	16,748,449	17,321,452	18,423,463	10,000,000

The macroeconomic environment since the middle of 2022, especially related to inflation, elevated interest rates, and tighter liquidity, has disrupted the amount and timing of commercial real estate transaction activity in 2023 and 2024. This disruption has led to a significant slowdown in debt financing, small balance lending, and property sales activity. This disruption has also caused us to moderate our pace of investment in some areas of our business necessary to fully achieve these milestones, including the number of technology professionals, salespeople, and amount of capital invested throughout our business. While we remain committed to our strategy and these goals and believe that macroeconomic and industry conditions will recover over the coming years, we will likely not achieve these milestones in 2025. To reach these milestones beyond 2025, we remain focused on the following areas:

●	Grow Debt Financing Volume to $65 billion annually, including $5 billion of annual small balance multifamily lending, with a servicing portfolio of $160 billion by continuing to hire and acquire the best mortgage bankers in the industry, leveraging our brand to continue growing our client base, and leveraging proprietary technology to be more insightful and relevant to our clients. We continue to defend our market share in the multifamily financing market, with an 8.5% share in 2024. The acquisition of GeoPhy has allowed us to begin development of a small balance lending application to enhance our client’s experience and reduce inefficiencies in the underwriting, closing, and servicing processes and enables us to further leverage technology to effectively target potential clients to achieve our goal of $5 billion of annual small-balance multifamily lending. Despite the disruption of the past two years, we maintained a large number of the bankers and brokers that delivered $43.6 and $48.9 billion of debt financial volume in 2022 and 2021, respectively, and that group remains focused on debt financing transactions across the United States as macroeconomic conditions begin to stabilize and recover.
●	Grow Property Sales Volume to $25 billion annually by leveraging the strengths of our current team, growing volumes within our current markets and continuing to build out our brand and footprint nationally by hiring brokers in new geographic markets and brokers who specialize in different multifamily product types. Over the past two years, we have added property sales brokers to that same group that sold $19.7 and $19.3 billion of multifamily assets in 2022 and 2021, respectively, and as of December 31, 2024, had 82 property sales brokers in various regions throughout the United States. We believe the multifamily investment sales market will recover as valuation spreads between buyers and sellers tighten, and market and economic conditions stabilize over the coming years. We continue to compete for market share, leverage our prior acquisitions and recruiting of property sales brokerage professionals to continue developing new product offerings and enter new markets to help achieve our $25 billion property sales goal, while also increasing our opportunities to finance the properties for which we broker a sale.
●	Establish Investment Management Capabilities with a goal to reach $10 billion in assets under management by building on our existing capabilities and developing new capabilities to meet more of our client’s needs. Although we have already achieved this goal, primarily through the acquisition of WDAE, we will continue to seek to grow our AUM, including in other areas of commercial real estate, as we are routinely asked by our clients to help them raise more complex capital solutions. Our market-leading position in debt financing and the national reach of our property sales platform gives us access to substantial amounts of potential debt, equity, and affordable transactions that are the types of investments our AUM is targeted to address. We will continue to scale our AUM through WDIP and WDAE with a specific focus on raising third-party capital to grow those businesses to meet the diverse capital needs of our clients.
●	Remain a leader in Environmental, Social, and Governance (“ESG”) efforts by financing affordable housing properties, remaining carbon neutral while reducing our emissions intensity, and donating 1% of our annual income from operations to charitable organizations. Details and results of our ongoing ESG efforts are provided in our annual ESG report on our website. See more discussions about our human capital strategy in the “Human Capital Resources” section below.

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, Commercial Mortgage-Backed Security (“CMBS”) conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank. We are the eighth largest LIHTC syndicator in the country. Competitors in this fragmented but highly competitive industry include but are not limited to:  Boston Financial Investment Management, L.P., Raymond James & Associates, Inc., Enterprise Community Partners, Inc., The Richman Group Affordable Housing Corporation, National Equity Fund, Inc., and PNC Real Estate.

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

Regulatory Requirements

Our business is subject to laws and regulations in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activities involved. The regulatory requirements that apply to our activities are subject to change from time to time and may become more restrictive, making our compliance with applicable requirements more difficult or expensive or otherwise restricting our ability to conduct our business in the manner that it is now conducted. Additionally, as we expand into new operations, we likely will face new regulatory requirements applicable to such operations. For example, our expansion into LIHTC syndication and broker-dealer activities in 2021 subjected us to new regulatory requirements. While such regulatory requirements may not result in fines and penalties, changes in applicable regulatory requirements, including changes in their enforcement, could materially and adversely affect us.

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

Requirements of Registered Broker-Dealers

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as a member of the Financial Industry Regulatory Authority (“FINRA”), Zelman is required to follow the various rules and regulations applicable to broker-dealers. These rules and regulations cover, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds, and securities, Material Non-Public Information (“MNPI”), recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. Broker-dealers are subject to periodic inspection and examination by the SEC and FINRA. Should Zelman not meet any of the requirements, Zelman may receive a deficiency letter identifying potential compliance issues that must be addressed and may face enforcement actions if any violations or compliance issues are not resolved.

Human Capital Resources

As of December 31, 2024, we had a total of 1,399 employees, a 6% increase from the prior year, including a net reduction of three bankers and brokers. None of our employees are represented by a union or subject to a collective bargaining agreement, and we have never experienced a work stoppage.

Our human capital strategy is designed to create a great place to work for all of our employees. We believe a high trust culture drives stronger performance. As such, we are committed to creating a workplace where all of our teammates are treated with respect and dignity, given the opportunity to flourish, both personally and professionally – regardless of race, religion, gender, country of origin, family status, or other personal characteristic and supported through our Equal Employment Opportunity standards.  That is who we are; we are Driven, Caring, Collaborative, Insightful, and Tenacious; this is the Walker Way:

o	Driven: We are motivated by the need to be the best while making a difference in our community.

o	Caring: We treat one another like family, embracing our differences and ensuring everyone feels a sense of belonging.

o	Collaborative: We create solutions that are greater than the sum of their parts by working together as a team.

o	Insightful: We know that the future depends on diversity of thought and creative solutions, and we value the different insights that each and every team member has to offer.

o	Tenacious: We aim to be an extension of our clients, to understand their goals as if they are our own, and do what it takes to meet those objectives with integrity.

As of December 31, 2024, we have been recognized in Fortune Magazine’s Great Place To Work® eight times, with 90% of our survey respondents having said: “Taking everything into account, I would say this is a great place to work.”

Talent

We aim to recruit, develop, and retain the very best talent in the industry. All employees take part in our rigorous goal setting, performance review, and 360 feedback programs each year. Additionally, we offer company-wide mentoring and sponsorship opportunities. In 2024, we continued advancing our succession planning below the executive level with 9-Box talent programming at the department level. We evaluate demographic talent metrics and report to management monthly on hiring, turnover, promotions, and other metrics.

The following table summarizes our key human capital metrics over the last two years:

	As of December 31,
Human Capital Metrics:	2024	2023
Voluntary annualized turnover rate	8%	8%
Average tenure (years)	5.0	4.7

Health and Safety

We promote the health, safety, and wellness of our employees. We offer various programs to support the well-being of our employees, including a robust wellness program that includes subsidies of up to $150 per month paid to employees for qualifying wellness activities, promoting both physical and mental health. More than half of our employees participate in this program. In 2024, we expanded our leave benefits for parental, maternity, and adoption leave. We also added a new third-party benefit to provide our employees with inclusive fertility, hormonal health, and family-forming benefits. Additionally, our flexible working arrangements support employees working two days per week from home, with the ability to exercise more flexibility regarding in-office days and work schedules. We believe our holistic wellness approach keeps the focus on both our culture and commitment to meeting employees’ personal and health needs front and center.

Total Rewards

To attract and retain the very best talent in the industry, we seek to provide a total compensation and benefits package that is highly competitive. We offer competitive wages, health and insurance benefits, paid time off, various leave programs, a service awards program ranging from $2,000 to $25,000 for three to 40 years of service, a 401(k) Company match, wellness benefits, and health savings plans. We benchmark our total rewards programs and conduct pay equity analyses regularly. In 2024, as part of our standard practice, we obtained refreshed market data to help ensure our pay programs are still aligned with our intended compensation plan. We created a pay equity dashboard to provide real-time analysis. We also offer paid time off for employees to volunteer in their communities, in addition to Company-sponsored volunteer events, and provide a matching fund program where we match employees’ eligible charitable contributions and/or time spent volunteering up to $2,000. In addition, we support the development and advancement of our employees and provide reimbursements for certain professional certifications and higher education.

In recognition of the role our employees play as stewards of the “Walker Way,” we have historically granted broad-based restricted stock awards to our employees.

Together with our employees, we continue our journey to be a great place to work for all. We are consistently evaluating our programs and policies to uphold and support our culture, our values, and our people.

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

Our website also includes a governance section that contains our Corporate Governance Guidelines (which includes our Director Responsibilities and Qualifications), Code of Business Conduct and Ethics, Code of Ethics for Principal Executive Officer and Senior Financial Officers, Board of Directors’ Committee Charters for the Audit and Risk, Compensation, and Nominating and Corporate Governance Committees, Complaint Procedures for Accounting and Auditing Matters, and the method by which interested parties may contact our Ethics Hotline.

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

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In November 2024, the FHFA updated the GSEs’ loan origination caps to $73.0 billion for the four-quarter period beginning January 1, 2025 and ending December 31, 2025, compared to $70.0 billion each for the same period in 2024. The new caps apply to all multifamily business with limited exclusions. The FHFA also maintained the 50.0% target for the GSEs’ multifamily business to be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

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

We are subject to risk of loss in connection with defaults on loans, including loans sold under the Fannie Mae DUS program, and could experience significant servicing advance obligations in connection with Fannie Mae and HUD loans we originate, which could materially and adversely affect our results of operations and liquidity.

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

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss generally capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2024, we had pledged securities of $206.9 million as collateral against future losses related to $63.4 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality and Allowance for Risk-Sharing Obligation,” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2024, our allowance for risk-sharing as a percentage of the at-risk balance was 0.04%, or $28.2 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Over the past 10 years, we have settled $10.0 million of risk-sharing losses, or 0.3 basis points of the average at-risk balance. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2024, three at-risk Fannie Mae loans were in default with an aggregate unpaid principal balance of $30.7 million and an aggregate collateral-based reserve of $2.8 million that had defaulted and are awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above.

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

We require a significant amount of short-term funding capacity to finance Agency loans we originate. As of December 31, 2024, we had $3.8 billion of committed and uncommitted loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled program. Additionally, consistent with industry practice, our existing loan warehouse facilities have terms of one year, and therefore require annual renewal. If a significant number of our committed facilities are reduced, terminated, or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide, among others, the following representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies (including with respect to property conditions and the financial performance of the property) and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; there is not any act or omission of which we, in the exercise of reasonable diligence should have been aware; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. Many of the representations and warranties we are required to make are based on information provided to us by borrowers or third parties and there is a risk that these representations and warranties may be breached, either inadvertently or due to unforeseen circumstances, including inaccurate, incomplete or fraudulent information provided by borrowers or third parties, errors in documentation, changes in program guidelines, or changes in the regulatory environment. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy. Given the inherent risks associated with loan origination and servicing activities, particularly in highly-regulated programs such as Fannie Mae DUS and Freddie Mac Optigo, we maintain underwriting and due diligence processes, compliance procedures, and risk mitigation measures to minimize the likelihood of breaches, though such measures may not always be fully effective in mitigating all risks, especially in the case of breaches tied to the actions of borrowers or third parties, from whom recovery may be limited.

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and/or seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them, in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited. In 2024, we received loan repurchase requests from Fannie Mae and Freddie Mac for five loans with an aggregate unpaid principal balance of $87.3 million, which we repurchased or indemnified. The provision for credit losses associated with these loans was $14.2 million for the year ended December 31, 2024. Additionally, we incurred $10.6 million of other operating expenses for the year ended December 31, 2024 in connection with the five repurchase requests and resulting activities. Our ability to recover on a claim against any party would also be dependent, in part, upon the financial condition and liquidity of such party. There can be no assurance that we, our employees or third parties will not make mistakes that would subject us to repurchase or indemnification obligations. A significant amount of repurchase or indemnification obligations imposed on us could have a material adverse effect on us and increase our liquidity needs.

We own and operate multifamily properties as a result of foreclosures or other acquisitions that involve risks that could adversely affect our business and financial results.

We have taken possession of and own a limited number of multifamily properties that we obtained through foreclosures or other acquisitions and may foreclose on additional properties in the future in the ordinary course of our business. The ownership and operation of these properties involves risks, including the risk that the property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements will exceed estimates. When we take possession of a property, we may face risks associated with entering a new market such as a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures as well as environmental risks associated with owning such properties. The properties may be subject to liabilities, including tax liabilities, which may be without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based on our ownership of any of these properties, then we may have to pay substantial sums to settle it.

We have made various investments that are funded with corporate capital. These investments may involve a greater risk of loss than our traditional real estate lending activities.

We use corporate capital to make investments in (i) joint ventures and other equity method investments, (ii) loans to our LIHTC joint venture development partners, (iii) investments in LIHTC equity funds, and (iv) co-investments in funds managed by our registered investment adviser.

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

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we have made commitments to fund (i) equity-method investments, (ii) investments in affordable housing partnerships to be syndicated into LIHTC investment funds, and (iii) earnout payments from acquisitions, and we also must satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. To fund these cash flow obligations along with any obligations we may have related to loan repurchases, we typically use cash generated from our operations and, when necessary, from funds raised in the capital markets. A significant decline in our operational performance, an inability to access capital markets for funding, or a sharp rise in our cost of capital could adversely affect our ability to meet these future obligations.

We are dependent upon the success of the multifamily real estate sector, and conditions that negatively impact the multifamily sector may reduce demand for our products and services and materially and adversely affect us.

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

Moreover, other factors may adversely affect the multifamily sector, including general business, economic and market conditions, including higher interest rates or a period of elevated interest rates, inflation, political and geographical instability, trade tensions, including the recent tariffs proposed by the United States and retaliatory tariffs by other countries, fluctuations in the real estate and debt capital markets, changes in government fiscal and monetary policies, regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

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

We intend to drive a significant portion of our future growth through additional strategic acquisitions or investments in new markets, new ventures and new lines of business.  If we do not successfully identify, complete and integrate such acquisitions or investments, our growth may be limited. Additionally, expansion of our business domestically or internationally may place significant demands on our administrative, operational, and financial resources, and the acquired businesses or new ventures may not perform as we expect them to or become profitable.

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

In addition, if our growth continues, it could increase our expenses and place additional demands on our management, personnel, information systems, and other resources. Sustaining our growth could require us to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. Acquisitions or new investments also typically involve significant costs related to integrating information technology, accounting, reporting, and management services and rationalizing personnel levels and may require significant time to obtain new or updated regulatory approvals from the Agencies and other federal and state authorities. Negative impacts of acquisitions or investments in new markets, new ventures, and new lines of business that could have a material and adverse effect on us include diversion of management's attention from the regular operations of our business and potential loss of our key personnel, inability to hire and retain qualified bankers and brokers, and inability to achieve the anticipated benefits of the acquisitions or new investments. There can be no assurance that we will be able to manage any growth effectively and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could materially and adversely affect us. In addition, future acquisitions or new investments could result in significantly dilutive issuances of equity securities or the incurrence of substantial debt, contingent liabilities, or expenses or other charges, which could also materially and adversely affect us.

In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. We must also manage our obligations to comply with laws and regulations related to trade restrictions, and sanctions, including regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of anti-corruption laws or regulations, trade restrictions, sanctions, and other laws, rules, and regulations.

If we are unable to successfully identify, complete and integrate acquisitions or investments or manage the complexity of our global operations successfully, our financial results could be adversely affected. We also may be required to or elect to cease or modify our operations or the offering of our products and services in certain regions, including as a result of the risks described above, which could adversely affect our business and financial results.

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

Noncompliance with various requirements by the affordable housing partnerships could impair our investors’ right to LIHTCs and have a negative impact on our business.

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

We are subject to various risks associated with climate change and other ESG matters.

There is increased scrutiny from investors, customers, policymakers, and other stakeholders regarding companies’ management of climate change, human capital, and various other ESG matters. For example, there are inherent environmental risks wherever business is conducted. Various events, such as floods, fires, or storms, could interrupt our operations or damage properties we have interests in. Climate change and other environmental pressures may increase the frequency or intensity of such events, as well as contribute to chronic changes (such as sea level rise or changes in meteorological or hydrological patterns) that may result in similar risks. Various actions by society to mitigate or adapt to such phenomena may also result in additional risks, including changes to the desirability of markets where we operate. For example, various regulators (such as California and the European Union) have adopted or are considering adopting requirements for companies to undertake disclosures or actions on climate- and other ESG-related matters. These regulations are not uniform, and may not be interpreted or applied uniformly, which may increase the cost and complexity of compliance, along with any associated risks.

While we engage in various initiatives to manage ESG matters and address related stakeholder expectations, such initiatives can be costly and may not have the desired effect. For example, many of our initiatives leverage methodologies, standards, and data that are complex and continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, stakeholder expectations vary and at times conflict. Proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations or requirements entails costs, and any failure to successfully navigate such expectations, as well as evolving interpretations of any existing governmental laws or requirements, may result in reputational harm, loss of customers, regulatory or investor engagement, or other adverse impacts to our business.

Risks Relating to Regulatory Matters

If we fail to comply with the numerous government regulations and program requirements of the Agencies, we may lose our approved lender status with these entities and fail to gain additional approvals or licenses for our business. We are also subject to changes in laws, regulations and existing Agency program requirements, including with regard to underwriting and asset management requirements and potential increases in reserve and risk retention requirements that could increase our costs and affect the way we conduct our business, which could materially and adversely affect us.

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

Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; debt collection; personnel qualifications; and other trade practices. We also are subject to inspection by the Agencies and regulatory authorities and the regulations and guidelines promulgated by the Agencies are subject to change in the Agencies’ discretion. For example, during 2024 and into 2025, the GSEs have implemented many significant changes to their multifamily program requirements applicable to us. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Agency lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

Pursuant to generally accepted accounting principles in the United States of America (“GAAP”), we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss and indemnification reserves and the fair value of Mortgage Servicing Rights (“MSRs”), among other items. We make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. These and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective as they are based on significant estimation and judgment. Several of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If assumptions or estimates underlying our financial statements are incorrect, losses may be greater than those expectations.

Our existing goodwill could become impaired, which may require us to take significant non-cash charges.

Under current accounting guidelines, we evaluate our goodwill at each of our reporting units for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. In addition to the annual impairment evaluation, we evaluate at least quarterly, whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. Any impairment of goodwill as a result of such analysis would result in a non-cash charge against earnings, which charge could materially adversely affect our reported results of operations, stockholders’ equity, and our stock price.

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2025 for material changes to the above discussion of risk factors.

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

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

●	risk metrics and self-assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing: (1) our cybersecurity risk assessment processes, (2) our cybersecurity controls and processes, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls and processes;
●	periodic required cybersecurity awareness training of our employees;
●	a Cybersecurity & Technology Risk Committee, comprised of technology and business leaders, that provides risk advisory and general guidance regarding new and modified information security controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for key service providers, suppliers, and vendors.

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

In 2024, we created a new position for a full time Chief Risk Officer. Our Chief Risk Officer has primary responsibility for our enterprise risk management program and works with our CISO in the oversight of our cybersecurity risk management program.

Our management team, including our CISO, is responsible for assessing and managing our material risks from cybersecurity threats. Our information technology risk committee is comprised of senior managers in our information technology, loan origination, loan servicing, accounting, and legal groups that meet monthly to review information security risks and the development and implementation of policies and procedures and other controls to mitigate cybersecurity and other information security risks. Our CISO provides a report to our management risk committee on the activities of the information technology risk committee, which committee, in turn, reports regularly to the full Board on its activities.

The CISO manages a team of employees, which has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained managed service providers. The CISO brings over 30 years of technology, cybersecurity, and risk management experience from the finance and healthcare industries. His work experience includes the design, implementation, and oversight of control and governance frameworks in complex, hybrid-cloud, and data intensive environments operating in highly regulated entities in the financial services and healthcare insurance industries.

Our information security management team is informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including managed service providers engaged by us, and alerts and reports produced by security tools deployed in our information technology environment.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2025, there were 44 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2024, our Board of Directors declared, and we paid, four quarterly dividends totaling $2.60 per share. In February 2025, our Board of Directors declared a dividend for the first quarter of 2025 of $0.67 per share, a 3% increase over the dividend declared for the fourth quarter of 2024. We expect to make regular quarterly dividend payments for the foreseeable future.

Our current and projected dividends provide a return to stockholders while retaining sufficient capital to continue investing in the growth of our business. Our Term Loan (defined in Item 7 below) contains direct restrictions on the amount of dividends we may pay, and our warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends we may pay. While the dividend level remains a decision of our Board of Directors, it is subject to these direct and indirect restrictions, and it will continue to be evaluated in the context of future business performance. We currently believe that we can support future comparable quarterly dividend payments, barring significant unforeseen events.

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2019 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2019 in our common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Walker & Dunlop, Inc., the S&P 500 Index
and the S&P 600 Small Cap Financials Index

$300
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Walker & Dunlop, Inc.
S&P 500
S&P 600 Small Cap Financials Index

Issuer Purchases of Equity Securities

Under the 2024 Equity Incentive Plan, which was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the three months and year ended December 31, 2024, we purchased three thousand shares and 127 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2024. The repurchase program authorized by our Board of Directors permitted us to repurchase up to $75.0 million of shares of our common stock over a 12-month period ended February 23, 2025. We did not purchase any shares under this share repurchase program. The Company had $75 million of authorized share repurchase capacity remaining as of December 31, 2024. In February 2025, our Board of Directors again authorized the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 21, 2025.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2024:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	101,394	$96.23	—
2nd Quarter	8,490	$95.31	—
3rd Quarter	13,485	$104.96	—

October 1-31, 2024	997	$110.82	—	$75,000,000
November 1-30, 2024	2,378	108.97	—	75,000,000
December 1-31, 2024	—	—	—	75,000,000
4th Quarter	3,375	$109.52	—	$75,000,000
Total	126,744		—

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

Multifamily Lending, Commercial Real Estate Brokerage Service, and Property Sales

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Optigo lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Fannie Mae recently announced that we ranked as its largest DUS lender in 2024, by loan deliveries, and Freddie Mac recently announced that we ranked as its 4th largest Freddie Mac lender in 2024, by loan deliveries. Our market share with Fannie Mae and Freddie Mac was 10.7% on a combined basis, by loan deliveries in 2024, compared to 11.3% in 2023. Additionally, we were the 2nd largest overall lender for HUD in 2024.

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

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other transaction-related sources of revenue include (i) net warehouse interest income we earn or expense we incur while the loan is held for sale, (ii) net warehouse interest income from loans held for investment while they are outstanding, (iii) sales commissions for brokering the sale of multifamily properties, and (iv) syndication and transaction-based asset management fees from our investment management activities.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original loan amount (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in those prior years were subject to risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are substantially larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

We retain servicing rights on substantially all the loans we originate and sell and generate revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees set at the time an investor agrees to purchase the loan are generally paid monthly for the duration of the loan and are based on the unpaid principal balance of the loan. Our Fannie Mae servicing arrangements generally provide for prepayment protection in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae, we typically do not have similar prepayment protections. For loans serviced for Freddie Mac, the economic deterrent that reduces the risk of loan prepayment comes in the form of a defeasance requirement wherein the borrower is required to replace the prepaid loan with securities that offer an equivalent return.

As of December 31, 2024, our servicing portfolio was $135.3 billion, up 4% from December 31, 2023, which was the 7th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2024 year-end survey (the “Survey”). Our servicing portfolio includes $68.2 billion of loans serviced for Fannie Mae and $39.2 billion for Freddie Mac, making us the 1st and 6th largest servicer of Fannie Mae and Freddie Mac multifamily loans in the nation, respectively, according to the

Survey. Also included in our servicing portfolio is $10.8 billion of multifamily HUD loans, the 4th largest HUD primary and servicing portfolio in the nation according to the Survey.

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

Investment Management Services

WDIP, a wholly owned subsidiary of the Company, is part of our strategy to grow and diversify the Company by growing our investment management platform. WDIP is a registered investment adviser and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments through private middle-market commercial real estate funds and separately managed accounts. WDIP’s current AUM of $2.3 billion primarily consist of eight sources: Fund III, Fund IV, Fund V, Fund VI, Fund VII, Debt Fund I, and Debt Fund II (collectively, the “Funds”), and separate accounts managed for life insurance companies. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund III, Fund IV, Fund V, Fund VI, and Fund VII, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements.

Through WDAE, a wholly-owned subsidiary of the Company, we are the 8th largest tax credit syndicator in the U.S., and an affordable housing developer through various joint venture partnerships. Affordable assets under management from our LIHTC operations is part of our strategy to grow our investment management platform and to strengthen our position in the affordable housing debt, equity, and property sales sector. We manage $15.9 billion of affordable AUM and have an established tax syndication and affordable housing development platform from which we earn investment management, syndication, and other LIHTC related fees.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements.

Mortgage Servicing Rights. MSRs are recorded at fair value at loan sale. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, placement fees on escrow accounts (“placement fees”), prepayment speeds, and servicing costs, are discounted using a discounted cash flow model at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at or near the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings from placement of escrow accounts associated with servicing the loans. We include a servicing cost assumption to account for our expected costs to service a loan. The estimated placement fee rate associated with servicing the loan increases estimated cash flows, and the estimated future cost to service the loan decreases estimated future cash flows. The servicing cost assumption has had a de minimis impact on the estimate historically. We record an individual MSR asset for each loan at loan sale.

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically and do not expect to observe significant changes in the foreseeable future, including the assumption that most significantly impacts the estimate: the discount rate. We actively monitor the assumptions used and make adjustments when market conditions change, or other factors indicate such adjustments are warranted. Over the past several years, we have adjusted the placement fee rate assumption several times to reflect the current and expected future earnings rate projected for the life of the MSR as the interest rate environment has experienced significant volatility over the past several years. A 100-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2024 by 3%. A 200-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2024 by 5%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Subsequent to loan origination, the carrying value of the MSR is amortized over the expected life of the loan. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis, primarily for financial statement disclosure purposes. Changes in our discount rate and placement fee rate assumptions on existing and outstanding MSRs may materially impact the fair value of our MSRs (NOTE 3 of the consolidated financial statements details the portfolio-level impact of hypothetical changes in the discount rate and placement fee rate).

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk and Freddie Mac SBL servicing portfolios and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in these servicing portfolios. For those loans that are collectively evaluated, we use the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the collective reserves. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the allowance on loans that are collectively evaluated (“CECL allowance”). We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, over the past two years, we updated the loss rate used in the forecast period several times within a range of 2.1 basis points to 2.4 basis points. The forecast loss rate fluctuating within a tight range reflects our relatively unchanged view of the uncertainty of the evolving macroeconomic conditions facing the multifamily sector. We made multiple revisions to the loss rate used in the forecast period in the past, and those changes have significantly impacted the CECL reserve.

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

The weighted-average annual loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year lookback period is used as we believe this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling ten-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to roll off as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses rolled off and were replaced with more recent loss data with fewer losses, resulting in the weighted-average historical annual loss rate changing from 0.6 basis points to 0.3 basis points.

NOTE 4 of the consolidated financial statements outlines adjustments made in the loss rates used to account for the expected economic conditions as of a given period and the related impact on the CECL allowance.

Changes in our expectations and forecasts have materially impacted, and in the future may materially impact, these inputs and the CECL allowance.

We evaluate our risk-sharing loans on a quarterly basis to determine whether there are loans that are probable of foreclosure and thus collateral dependent. Specifically, we assess a loan’s qualitative and quantitative risk factors, such as payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio, and property condition. When a loan is determined to be probable of foreclosure based on these factors (or has foreclosed), we remove the loan from the WARM calculation and individually assess the loan for potential credit loss. This assessment requires certain judgments and assumptions to be made regarding the property values and other factors that may differ significantly from actual results. Loss settlement with Fannie Mae has historically concluded within 18 to 36 months after foreclosure. Historically, the initial collateral-based reserves have not varied significantly from the final settlement.

We actively monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligation estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of Allowance for Risk-Sharing Obligation is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the reserve. For example, a 10% change in the forecasted loss rate as of December 31, 2024 would have increased or decreased the allowance for risk-sharing obligations by 8%. A 20% change in the forecasted loss rate as of December 31, 2024 would have increased or decreased the allowance for risk-sharing obligations by 16%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Contingent Consideration Liabilities. The Company often includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with those of the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and included within Other liabilities in the Consolidated Balance Sheet and adjusted to the estimated fair value periodically.

The determination of the fair value of contingent consideration liabilities requires significant management judgment and unobservable inputs to (i) determine forecasts and scenarios of future revenues, net cash flows and certain other performance metrics, (ii) assign a probability of achievement for the forecasts and scenarios, and (iii) select a discount rate. A Monte Carlo simulation analysis is used to determine many iterations of potential fair values. The average of these iterations is then used to determine the estimated fair value. We typically obtain the assistance of third-party valuation specialists to assist with the fair value estimation. The probability of the earnout achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty. Changes to the aforementioned inputs impact the estimate; for example, in 2024, we recorded a reduction of $50.3 million to the fair value of our contingent consideration liabilities based on revised management forecasts, scenarios, and other valuation inputs (NOTE 7 in the consolidated financial statements details changes in the estimate over the past two years).

In 2024, we updated the estimated fair value of the contingent consideration liability for the GeoPhy acquisition. The update resulted in a $34.5 million reduction of the expected liability, effectively reducing the expected liability to zero. Neither a change of 10% nor a change of 20% in the cash flows used for the GeoPhy contingent consideration liability assessment as of December 31, 2024 would have had any impact on the fair value, as the fair value of the GeoPhy contingent consideration was zero as of December 31, 2024. Additionally, in 2024, we also updated the estimated fair value of the contingent consideration liability for the Alliant acquisition. The update resulted in a $10.8 million reduction of the expected liability. A decrease of 10% in the cash flows assumed for this contingent consideration liability assessment as of December 31, 2024 would have decreased the expected payout by an additional 9%, while a decrease of 20% would have decreased the payout by 19%. Changes in the cash flows for the contingent consideration liabilities associated with other acquisitions would have resulted in immaterial changes in the fair values of those contingent consideration liabilities. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

The aggregate fair value of our contingent consideration liabilities as of December 31, 2024 was $30.5 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our remaining contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of December 31, 2024 was $258.5 million, with the vast majority of the undiscounted payments related to the GeoPhy acquisition. In 2022 and 2021, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of December 31, 2024 and 2023, goodwill was $868.7 million and $901.7 million, respectively. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely-than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

Due to the sustained challenging macroeconomic conditions related to a reporting unit, our projected cash flows for this reporting unit declined, resulting in goodwill impairment during 2024 of $33.0 million or 3.7% of the aggregate goodwill balance outstanding at the time. We attributed this goodwill impairment to one of the reporting units to which the GeoPhy operations and goodwill are assigned, which is a component of the Capital Markets segment. The remaining goodwill assigned to this reporting unit as of December 31, 2024 was $80.8 million.

A 10% change in the cash flows used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by 24%. A 20% change in the cash flows used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by 48%. A 100 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by 15%. A 200 basis-point change in the discount rate used for the goodwill assessment over this reporting unit as of December 31, 2024 would have increased or decreased the goodwill impairment recognized by 30%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

As of December 31, 2024, our assessment of the remaining goodwill at each of our other reporting units, totaling $787.9 million, indicates they are not impaired (NOTE 7 of the consolidated financial statements details the changes in the goodwill balance).

Overview of Current Business Environment

The commercial real estate (CRE) market, and in particular the multifamily sector is experiencing a challenging environment shaped by elevated interest rates that are directly impacting the cost and availability of capital, slower rent growth that is impacting growth expectations and asset valuations, and macroeconomic uncertainties that are impacting overall demand for transactions. Although these factors have all shown signs of improvement throughout 2024, indicating a recovery may be underway, these factors generally negatively impacted the commercial real estate transactions market throughout 2024.

Interest Rates & Cost of Capital:  The Federal Open Market Committee’s (“FOMC”) aggressive rate hikes over the past two years materially increased the cost of capital for commercial real estate operators. Higher borrowing costs have reduced leverage, pressured debt service coverage ratios, and led to valuation declines as cap rates adjust. While some investors remain active, deal flow has slowed as buyers and sellers struggle to align on pricing in an environment of heightened uncertainty. The FOMC decreased its target Federal Funds Rate at three of its last four meetings, lowering the target rate to 4.25% to 4.50% at its December 2024 meeting. The FOMC has indicated rates will remain elevated for longer, and the market is expecting few rate cuts in 2025 as a result. This should have the effect of stabilizing interest rates, albeit higher than many investors in commercial real estate hoped. The FOMC’s future rate policy will be a key driver of transaction volume and capital markets activity. A pronounced pause in rate hikes or additional rate cuts could unlock demand and improve financing conditions for commercial real estate assets.

Capital Availability & Lending Markets:  During the period of rapid interest rate increases by the FOMC from March 2022 through the end of 2023, liquidity was constrained as lenders found it difficult to effectively price their long-term cost of capital. As interest rates have stabilized, capital has grown more abundant. Banks, life insurance companies, conduits (CMBS), and debt funds remain active but are selective, with a preference for high-quality assets and well-capitalized sponsors. Meanwhile, the availability of equity capital has also tightened, making it more challenging for sponsors to secure financing for acquisitions or refinancings. The GSEs, the predominant suppliers of capital to the multifamily market, deployed $120 billion of capital to the industry in 2024, up from $101 billion in 2023. Entering 2025, the GSE’s lending caps were set at combined $146 billion, providing them a 22% increase in capacity over 2024 volumes. As Fannie Mae’s largest partner for six consecutive years, and Freddie Mac’s fourth largest partner in 2024, their participation in the market is a significant driver of our financial performance and a material increase in their lending activity would enhance our business and results from operations.

Multifamily Rent Growth & Asset Values: Rent growth has slowed considerably over the past 12-18 months, particularly in high-supply Sun Belt markets. This has made it difficult for net operating income (NOI) growth to offset valuation declines caused by elevated interest rates. Markets with strong job growth and in-migration continue to see rent increases, with Zelman, our housing research arm, reporting national rent growth of approximately 2% in 2024, a pace that is far below the aggressive rent growth seen in 2021 and 2022. According to MSCI, in December 2024, multifamily property prices remained stable month-over-month but were down 4.2% compared to the previous year. Notably, multifamily prices have declined by 19.6% from their peak, but remain 11.9% above pre-COVID January 2020 levels.

Other Macroeconomic Considerations: The national unemployment rate remained low at 4.1% in December 2024. According to RealPage, vacancies in the multifamily sector stabilized around 5.2% as of December 2024, down from 5.8% in December 2023. An all-time high number of multifamily units were delivered to the sector in 2024, particularly in high demand Sun Belt markets. Most of those units were absorbed in 2024, and we expect that absorption will continue into the first half of 2025. Looking forward, multifamily completions are anticipated to decrease significantly due to stalled new construction starts in 2023 and 2024, largely driven by tighter liquidity. Long term, we believe the fundamentals for multifamily properties will trend positively due to constrained supply resulting from reduced construction starts, recent negative trends in household formation and a lack of entry-level single-family homes driving strong demand for rental housing in many areas.

Despite the current headwinds, multifamily remains one of the most resilient asset classes in CRE. Market participants are adjusting to current conditions and we expect the market to continue recovering and transaction activity to continue to increase. Improving conditions in the second half of 2024 led to increased transaction volumes across nearly all aspects of our business during 2024, which surged to $39.9 billion with notable increases in Brokered (37%), GSE (11%) and property sales (11%) transaction volumes compared to last year. Consequently, our Capital Markets segment produced net income of $66.7 million in 2024, up 62% compared to 2023.

Our Servicing & Asset Management segment is not directly correlated to the transaction markets like our Capital Markets segment. This segment’s total managed portfolio of $153.7 billion as of December 31, 2024 was up 4% from December 31, 2023, and included our $135.3 billion loan servicing portfolio and our $18.4 billion of assets under management. Total revenues for the segment grew 5%, to $591.6 million, while net income decreased 5%, to $157.8 million, in 2024 compared to 2023, although net income showed signs of improvement in the fourth quarter of 2024 compared to 2023. The revenues from the servicing portfolio have benefitted from higher short-term interest rates. We hold escrow deposits on behalf of our servicing portfolio and place those deposits with large, multinational banks that earn close to Fed Funds. We expect these revenues to decline moving forward as the FOMC eventually reduces interest rates. Over the past two years, we have shifted our focus to scaling our assets under management, and in the fourth quarter of 2024 we successfully closed a first round of $200 million of equity capital for Debt Fund II from life insurance companies, pension funds, high net worth investors and Walker & Dunlop. Debt Fund II will provide our investment management team with over $500 million of levered capital to deploy into transitional multifamily assets. We expect the revenues of our investment management business to grow as capital is raised and deployed. This segment also includes the activities of WDAE, an alternative investment manager focused on affordable housing, including LIHTC syndication and joint venture development. We ranked as the eighth largest LIHTC syndicator in 2024 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. We expect the revenues for WDAE to remain fairly stable moving forward, as the realization revenues from our historical LIHTC investments are tied to the underlying value of the affordable assets, and we do not expect a material increase in the value of affordable assets in the near term due to the aforementioned macroeconomic challenges facing the commercial real estate sector.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, particularly multifamily, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs multifamily business. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, property sales, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property sales volume and loan origination volume, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss generally capped at 20% of the loan’s unpaid principal balance on the origination date. As a result, a rise in defaults on loans in our at-risk portfolio could have a material adverse effect on us, including our profitability and liquidity.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium. Prices for new loans have not been materially impacted during this period of rising, and now higher, interest rates.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time. During the period of rapidly rising interest rates our fees for servicing new loans, particularly Fannie Mae loans, were under downward pressure to reduce the overall cost of borrowing to our clients. As interest rates have stabilized, along with the associated cost of capital, our servicing fees on new loans have also stabilized, albeit at lower levels than prior to this period of higher interest rates.

●	The Overall Loan Origination Mix. The loan product mix we originate can significantly impact our overall operating results. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else being equal. The higher profitability for Fannie Mae and HUD loans is largely driven by higher revenues attributable to the fair value of expected net cash flows from servicing.
●	The Affordable Housing Market. The profitability of our LIHTC operations is impacted by the demand for and the financial performance of the affordable housing market and the continued existence of federal income tax credits for these properties. For example, we earn syndication fees based on new funds we are able to syndicate for investors and asset management fees based on performance of the underlying LIHTC properties and dispositions of these properties. Strong demand for LIHTC properties typically results in opportunities for syndication of LIHTC funds and high prices for dispositions.

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

Investment Management Fees. We manage invested capital from third-party investors through an investment fund structure. The capital placed into the investment fund is utilized to make investments in commercial real estate investment opportunities, primarily as equity in commercial real estate operating partnerships or LIHTC-generating multifamily properties. Additionally, we may utilize the capital to fund debt financing opportunities through certain investment funds, primarily to multifamily owner-operators. We earn an investment management or asset management fee based on a contractual percentage of the invested capital. For market-rate investments, we earn and collect the investment management fees through the returns of the investment funds. For LIHTC investments, we collect the asset management fees (“AMF”) through the combination of current payments and asset dispositions. NOTE 2 of the consolidated financial statements provides additional details of the accounting for AMF revenues.

Net Warehouse Interest Income (Expense)—We earn warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of our loans is financed with matched borrowings under one of our warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with our own cash. Occasionally, we also fully fund a small number of loans held for sale or loans held for investment with our own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. NOTE 6 of the consolidated financial statements provides additional details regarding our warehouse facilities.

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

Amortization and depreciation.  Amortization and depreciation is principally comprised of amortization of our MSRs, net of amortization of our guaranty obligations. The MSRs are amortized using the interest method over the period that servicing income is expected to be received. We amortize the guaranty obligations evenly over their expected lives. When the loan underlying an MSR prepays, we write-off the remaining unamortized balance, net of any related guaranty obligation, and record the write off to Amortization and depreciation. Similarly, when the loan underlying an MSR defaults, we write the MSR off to Amortization and depreciation. We depreciate property, plant, and equipment ratably over their estimated useful lives.

Amortization and depreciation also includes the amortization and write-off of intangible assets, principally related to the amortization of asset management fee contracts, research subscription contracts, intellectual property, and other intangible assets recognized in connection with acquisitions. For the years presented in the Consolidated Statements of Income, the amortization of intangible assets relates primarily to intangible assets associated with our acquisitions in 2021 and 2022.

Provision (benefit) for credit losses.  The provision (benefit) for credit losses consists primarily of the provision associated with our risk-sharing loans, including pre-securitized Freddie Mac SBL loans. The provision (benefit) for credit losses associated with risk-sharing loans is estimated on a collective basis when a loan is sold to Fannie Mae and is based on our current expected credit losses on the current portfolio from loan sale to maturity. When a loan is probable of default (in foreclosure) and thus collateral dependent, the loan is taken out of the collective evaluation and individually evaluated for credit losses. Our estimates of property fair value are based on appraisals, broker opinions of value, or net operating income and market capitalization rates, whichever we believe is the best estimate of the net disposition value. Also included is a provision (benefit) for loan and other credit losses related to indemnified Agency loans. Given the nature and performance of these loans, we individually evaluate these loans for credit losses as described above.

The “Critical Accounting Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for the provision (benefit) for credit losses.

Interest expense on corporate debt.  Interest expense on corporate debt includes interest expense from our term debt, which includes the term loan and any additional borrowings under that agreement, and borrowings of a subsidiary associated with our LIHTC operations and amortization of debt discount and deferred debt issuance costs primarily related to our term loan and incremental term loan. NOTE 6 of the consolidated financial statements provides additional details of our term debt.

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

Income tax expense.  The Company is a C-corporation subject to federal, state, and international corporate tax. Our estimated combined statutory federal, state, and international tax rate was 25.1%, 26.1%, and 26.1% for the years ended December 31, 2024, 2023, and 2022, respectively. Except for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income amongst the various states where we are subject to taxation since our foreign operations are (i) immaterial and (ii) taxed at a rate similar to our blended federal and state tax rate. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect low deviation from the 2024 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Consolidated Results of Operations

The following is a discussion of the comparison of our results of operations for the years ended December 31, 2024 and 2023. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2023 and 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K for the year ended December 31, 2023.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	2024	2023
Transaction Volume (in thousands)
Debt Financing Volume	$30,154,666	$24,202,859
Property Sales Volume	9,751,223	8,784,537
Total Transaction Volume	$39,905,889	$32,987,396

Key Performance Metrics (in thousands, except per share data)
Operating margin	12%	13%
Return on equity	6	6
Walker & Dunlop net income	$108,167	$107,357
Adjusted EBITDA(1)	328,549	300,123
Diluted EPS	3.19	3.18

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	49%	49%
Other operating expenses	12	11

	As of December 31,
Managed Portfolio (in thousands)	2024	2023
Servicing Portfolio	$135,287,012	$130,471,524
Assets under management	18,423,463	17,321,452
Total Managed Portfolio	$153,710,475	$147,792,976
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table presents a year-over-year comparison of our financial results for the years ended December 31, 2024 and 2023.

FINANCIAL RESULTS –2024 COMPARED TO 2023 CONSOLIDATED

	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$276,562	$234,409	$42,153	18%
Fair value of expected net cash flows from servicing, net	153,593	141,917	11,676	8
Servicing fees	325,644	311,914	13,730	4
Property sales broker fees	60,583	53,966	6,617	12
Investment management fees	36,976	45,381	(8,405)	(19)
Net warehouse interest income (expense)	(7,033)	(5,633)	(1,400)	25
Placement fees and other interest income	167,961	154,520	13,441	9
Other revenues	118,204	117,966	238	0
Total revenues	$1,132,490	$1,054,440	$78,050	7

Expenses
Personnel	$559,246	$514,290	$44,956	9%
Amortization and depreciation	237,549	226,752	10,797	5
Provision (benefit) for credit losses	10,839	(10,452)	21,291	(204)
Interest expense on corporate debt	69,686	68,476	1,210	2
Goodwill impairment	33,000	62,000	(29,000)	(47)
Fair value adjustments to contingent consideration liabilities	(50,321)	(62,500)	12,179	(19)
Other operating expenses	140,990	117,677	23,313	20
Total expenses	$1,000,989	$916,243	$84,746	9
Income from operations	$131,501	$138,197	$(6,696)	(5)
Income tax expense	30,543	35,026	(4,483)	(13)
Net income before noncontrolling interests	$100,958	$103,171	$(2,213)	(2)
Less: net income (loss) from noncontrolling interests	(7,209)	(4,186)	(3,023)	72
Walker & Dunlop net income	$108,167	$107,357	$810	1

Overview

The increase in revenues was driven by increases in loan origination and debt brokerage fees, net (“origination fees”), fair value of expected net cash flows from servicing, net (“MSR income”), servicing fees, property sales broker fees, and placement fees and other interest income, partially offset by a decrease in investment management fees. Origination fees and MSR income increased largely as a result of a 23% increase in overall debt financing volume. The increase in servicing fees was primarily driven by an increase in the average servicing portfolio. Property sales broker fees increased primarily due to an 11% increase in property sales volume. Placement fees and other interest income increased primarily as a result of higher fee arrangements with our financial partners and higher average escrow balances. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations.

The increase in expenses was due to increases in personnel costs, amortization and depreciation, provision (benefit) for credit losses, other operating expenses, and lower fair value adjustments to contingent consideration liabilities, partially offset by lower goodwill impairment. Personnel costs increased, largely due to increases in variable compensation costs for our salespeople as a result of our higher transaction volumes and subjective bonus compensation due to our improved financial performance. Amortization and depreciation increased largely due to the write-off of intangible assets related to the pending sale of a portfolio of assets by our LIHTC subsidiary combined with a smaller increase in amortization of MSRs. Provision (benefit) for credit losses changed from a benefit to a provision, primarily due to provision for losses related to repurchased loans. Other operating expenses increased largely as a result of increased travel and entertainment mostly related to our all-company meeting, with no comparable activity in 2023, software costs associated with automation efforts, and expenses associated with repurchased loans. Additionally, the results for 2023 include the write off of unamortized premium from corporate debt repayment, which reduced other operating expenses, with no comparable activity in 2024. Fair value adjustments to contingent consideration decreased due to the larger adjustments in 2023 due to the challenging market conditions related to one of our reporting units that impacted the estimated fair value of future earnout payments more acutely than in 2024. Goodwill impairment decreased due a decrease in the size of the impairment and number of reporting units impacted.

Income Tax Expense. The decrease in income tax expense primarily relates to a 5% decrease in income from operations combined with a decrease in the blended statutory tax rate from 26.1% to 25.1% and several one-time tax benefits during the year ended December 31, 2024.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs based on the final resolution of the defaulted loans or collateral, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write off of unamortized balance of premium associated with the repayment of a portion of our corporate debt, the gain from revaluation of a previously held equity-method investment, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the year ended
	December 31,
(in thousands)	2024	2023
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$108,167	$107,357
Income tax expense	30,543	35,026
Interest expense on corporate debt	69,686	68,476
Amortization and depreciation	237,549	226,752
Provision (benefit) for credit losses	10,839	(10,452)
Net write-offs(1)	(468)	(8,041)
Stock-based compensation expense	27,326	27,842
MSR income	(153,593)	(141,917)
Write off of unamortized premium from corporate debt repayment	—	(4,420)
Goodwill impairment, net of contingent consideration liability fair value adjustments(2)	(1,500)	(500)
Adjusted EBITDA	$328,549	$300,123
(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.
(2)	For the year ended December 31, 2024, includes goodwill impairment of $33.0 million and contingent consideration fair value adjustment of $34.5 million. For the year ended December 31, 2023, includes goodwill impairment of $62.0 million and contingent consideration fair value adjustment of $62.5 million.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table presents a year-over-year comparison of the components of our adjusted EBITDA for the year ended December 31, 2024 and 2023:

ADJUSTED EBITDA–2024 COMPARED TO 2023

CONSOLIDATED

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Loan origination and debt brokerage fees, net	$276,562	$234,409	$42,153	18%
Servicing fees	325,644	311,914	13,730	4
Property sales broker fees	60,583	53,966	6,617	12
Investment management fees	36,976	45,381	(8,405)	(19)
Net warehouse interest income (expense)	(7,033)	(5,633)	(1,400)	25
Placement fees and other interest income	167,961	154,520	13,441	9
Other revenues	125,413	122,152	3,261	3
Personnel	(531,920)	(486,448)	(45,472)	9
Net write-offs(1)	(468)	(8,041)	7,573	(94)
Other operating expenses(2)	(125,169)	(122,097)	(3,072)	3
Adjusted EBITDA	$328,549	$300,123	$28,426	9
(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.
(2)	Other operating expenses includes a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $15.8 million for the year ended December 31, 2024, with no comparable activity for the year ended December 31, 2023.

The increase in origination fees was primarily related to an increase in the overall debt financing volumes year over year. Servicing fees increased mainly due to an increase in the average servicing portfolio. Property sales broker fees increased largely as a result of an increase in property sales volume year over year. Investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations due to the sustained challenging market conditions. Placement fees and other interest income increased primarily as a result of higher average escrow balances. The increase in personnel costs was largely due to increases in variable compensation costs for our salespeople as a result of our higher transaction volumes and subjective bonus compensation due to our financial performance. Net write-offs decreased primarily due to a $6.0 million write off of a loan held for investment in 2023 with only a small write-off in 2024. Other operating expenses increased largely as a result of increased travel and entertainment, software costs, and expenses associated with repurchased loans, partially offset by an increase in beneficial fair value adjustments to contingent consideration liabilities.

Financial Condition

Cash Flows from Operating Activities

Our cash flows from operating activities are generated from loan sales, servicing fees, placement fees, net warehouse interest income, property sales broker fees, investment management fees, research subscription fees, investment banking advisory fees, and other income, net of loan origination and operating costs. Our cash flows from operating activities are impacted by the fees generated by our loan originations and property sales, the timing of loan closings, and the period of time loans are held for sale in the warehouse loan facility prior to delivery to the investor.

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities also include the funding and repayment of loans held for investment, including repurchased loans, contributions to and distributions from joint ventures, purchases of equity-method investments, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our loan origination needs. Historically, we used a combination of long-term debt and cash flows from operating activities to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the exercise of stock options and for acquisitions (non-cash transactions).

Years Ended December 31, 2024 Compared to Years Ended December 31, 2023

The following table presents a year-over-year comparison of the significant components of cash flows for the year ended December 31, 2024 and 2023.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2024 COMPARED TO 2023

CONSOLIDATED

	For the year ended December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Net cash provided by (used in) operating activities	$129,359	$(518)	$129,877	(25,073)%
Net cash provided by (used in) investing activities	(38,135)	126,869	(165,004)	(130)
Net cash provided by (used in) financing activities	(154,729)	6,769	(161,498)	(2,386)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	327,898	391,403	(63,505)	(16)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(23,629)	$(179,624)	$155,995	(87)%
Net cash provided by (used in) operating activities, excluding loan origination activity	152,988	179,106	(26,118)	(15)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(51,400)	$(12,548)	$(38,852)	310%
Purchases of equity-method investments	(19,406)	(24,679)	5,273	(21)
Principal collected on loans held for investment	55,701	160,662	(104,961)	(65)
Originations and repurchase of loans held for investment	(37,928)	—	(37,928)	N/A
Other investing activities, net	18,316	8,956	9,360	105

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$33,705	$189,736	$(156,031)	(82)%
Repayments of interim warehouse notes payable	(25,585)	(119,835)	94,250	(79)
Repayments of notes payable	(8,019)	(122,046)	114,027	(93)
Borrowings of note payable	—	196,000	(196,000)	(100)
Payment of contingent consideration	(34,317)	(26,090)	(8,227)	32
Repurchase of common stock	(12,381)	(20,511)	8,130	(40)
Purchase of noncontrolling interests	(17,709)	—	(17,709)	N/A

Operating Activities

Cash provided by (used in) operating activities changed due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The decrease in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $23.6 million in 2024 compared to $179.6 million in 2023.
(ii)	Other activities. Cash flows provided by other operating activities were $153.0 million in 2024, down from $179.1 million in 2023. The primary reasons for the change were an increase in the changes in other assets and receivables of $71.6 million and decrease in the adjustments for goodwill impairment of $29.0 million and MSR income of $11.7 million, partially offset by increases in the adjustments for credit losses of $21.3 million, amortization and depreciation of $10.8 million, and fair value adjustments to contingent consideration liabilities of $12.2 million and increases in the change in other liabilities of $36.6 million and other operating activities of $4.1 million.

Investing Activities

Cash provided by (used in) investing activities changed due to:

(i)	AFS securities. Purchases of AFS securities increased during 2024 as we reinvested proceeds from the prepayment of AFS securities.

(ii)	Principal collected on loans held for investment. The principal collected on loans held for investment decreased, as we have been winding down our Interim Loan Program (“ILP”) loans over the past several years as our transitional lending opportunities have been funded using third-party capital raised by our investment management business, WDIP. As of the beginning of 2024, we only had two ILP loans on our balance sheet, compared to nine loans as of the beginning of 2023.
(iii)	Originations and repurchase of loans held for investment. The increase was primarily due to Agency loan repurchases during 2024 with no comparable activity in 2023 and the origination of a short-term bridge loan during 2024 compared to minimal originations in 2023.

Partially offsetting the aforementioned changes that decreased cash were the following activities that decreased cash:

(i)	Purchases of equity-method investments: Purchases of equity-method investments decreased as we received fewer capital calls on our equity method investments in 2024 than in 2023.
(ii)	Other investing activities, net. The increase was primarily due to an increase in distributions from our Interim Program JV as the JV is winding down.

Financing Activities

Cash provided by (used in) financing activities changed due to:

(i)	Net borrowings of warehouse notes payable. The decrease was due to the aforementioned decrease in net cash used in loan origination activity.
(ii)	Borrowings of note payable. The decrease was attributable to an additional borrowing under our Term Loan (as discussed in Liquidity and Capital Resources below) in 2023, with no comparable activity in 2024.
(iii)	Payment of contingent consideration. The increase was due to earnout targets being met by one of our larger contingent consideration liabilities at a higher rate in 2024 than in 2023.
(iv)	Purchase of noncontrolling interests. 2024 included the purchase of interests from two noncontrolling interest holders with no comparable activity in 2023.

Partially offsetting the aforementioned changes that decreased cash were the following activities that increased cash:

(i)	Repayments of interim warehouse notes payable. The decrease was due to the aforementioned decrease in net principal collected on loans held for investment.
(ii)	Repayments of notes payable. In 2023, we had an additional borrowing under our Term Loan (as defined in Liquidity and Capital Resources below), a portion of which was used to repay a note payable at one of our subsidiaries, with no comparable activity in 2024. The activity in 2024 represents routine quarterly principal payments on our Term Loan.
(iii)	Repurchase of common stock. The decrease in repurchases of common stock was related to a decrease in the number and value of employee stock vesting events related to previously issued equity grants under our various share-based compensation plans.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets (“CM”), (ii) Servicing & Asset Management (“SAM”), and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

Our CM segment provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable our CM segment to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. This segment also provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various lenders and investors. The CM segment also provides real estate-related investment banking and advisory services, including housing market research.

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the year ended December 31,		Dollar	Percentage
	2024	2023	Change	Change
Transaction Volume (in thousands)
Components of Debt Financing Volume
Fannie Mae	$7,641,161	$7,021,397	$619,764	9%
Freddie Mac	5,227,550	4,568,935	658,615	14
Ginnie Mae ̶ HUD	588,529	678,889	(90,360)	(13)
Brokered(1)	16,093,776	11,714,888	4,378,888	37
Total Debt Financing Volume	$29,551,016	$23,984,109	$5,566,907	23%
Property sales volume	9,751,223	8,784,537	966,686	11
Total Transaction Volume	$39,302,239	$32,768,646	$6,533,593	20%

Key Performance Metrics (in thousands)
Net income	$66,664	$41,180	25,484	62%
Adjusted EBITDA(2)	(28,258)	(46,333)	18,075	(39)
Operating margin	17%	12%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.92%	0.97%
MSR income	0.52	0.59
MSR income, as a percentage of Agency debt financing volume	1.14	1.16
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS–2024 COMPARED TO 2023

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$271,996	$232,625	$39,371	17%
MSR income	153,593	141,917	11,676	8
Property sales broker fees	60,583	53,966	6,617	12
Net warehouse interest income (expense), loans held for sale	(8,780)	(9,497)	717	(8)
Other revenues	47,449	57,755	(10,306)	(18)
Total revenues	$524,841	$476,766	$48,075	10

Expenses
Personnel	$399,256	$375,450	$23,806	6%
Amortization and depreciation	4,551	4,550	1	0
Interest expense on corporate debt	19,489	18,779	710	4
Goodwill impairment	33,000	62,000	(29,000)	(47)
Fair value adjustments to contingent consideration liabilities	(39,491)	(62,500)	23,009	(37)
Other operating expenses	20,744	19,994	750	4
Total expenses	$437,549	$418,273	$19,276	5
Income (loss) from operations	$87,292	$58,493	$28,799	49
Income tax expense (benefit)	20,275	14,824	5,451	37
Net income (loss) before noncontrolling interests	$67,017	$43,669	$23,348	53
Less: net income (loss) from noncontrolling interests	353	2,489	(2,136)	(86)
Net income (loss)	$66,664	$41,180	$25,484	62

Revenues

Origination fees and MSR Income. The following tables provide additional information that helps explain changes in origination fees and MSR income year over year:

	For the year ended December 31,		Basis Point	Percentage
Mortgage Banking Details (basis points)	2024	2023	Change	Change
Origination Fee Rate (1)	92	97	(5)	(5)
MSR Rate (2)	52	59	(7)	(12)
Agency MSR Rate (3)	114	116	(2)	(2)
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR Income as a percentage of Agency debt financing volume.

The increase in origination fees were primarily the result of the 23% increase in debt financing volume, partially offset by a five-basis-point decrease in our origination fee rate. The decrease in the origination fee rate was driven by an increase in brokered debt financing volume as a percentage of total debt financing volume as seen above. Brokered debt financing volume has lower origination fees than Agency debt financing volume.

The increase in MSR income was attributable to a 10% increase in Agency debt financing volume, partially offset by a two-basis point decrease in the Agency MSR Rate seen above. The decrease in the Agency MSR Rate was primarily the result of an increase in Freddie Mac debt financing volumes as a percentage of total debt financing volumes shown above. Our Freddie Mac loans have lower weighted-average servicing fees (“WASF”) than our other products.

Property sales broker fees. The increase in property sales broker fees were driven principally by the 11% increase in the property sales volumes period over period.

Other revenues. The decrease was primarily driven by a $14.3 million decrease in investment banking revenues, partially offset by a $3.4 million increase in appraisal revenues. The decrease in investment banking revenues was largely due to the closing of the largest investment banking advisory transaction in Company history during 2023 with no comparable activity in 2024. The increase in appraisal revenues was driven by the increase in debt financing transactions and growth in our appraisal services.

Expenses

Personnel. The increase was primarily the result of an increase of $22.2 million in commission costs and $4.4 million in other production incentive costs due to higher origination fees and property sales broker fees. Partially offsetting the increase was a $3.0 million decrease in salaries and benefits costs and subjective bonus expenses as average headcount decreased for the segment from 822 in 2023 to 734 in 2024.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Goodwill impairment. Goodwill impairment decreased due to the lower projected cash flows at one of our reporting units in the CM reportable segment compared to two reporting units in 2023. Additionally, the size of the impairment per reporting unit decreased in 2024 from 2023 as the challenging market conditions and related future expectations began to improve.

Fair value adjustments to contingent consideration liabilities. The increase was driven by a decrease in the fair value adjustment to contingent consideration liabilities (“CCL”) of $23.0 million also caused by challenges in the forecasted macroeconomic conditions and transaction markets driving lower projected achievement of earnout hurdles, tied primarily to transaction activity and related revenues, resulting in a $39.5 million benefit in 2024 related to several acquisitions, compared to a $62.5 million benefit in 2023 related exclusively to the GeoPhy acquisition.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the year ended
	December 31,
(in thousands)	2024	2023
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (loss)	$66,664	$41,180
Income tax expense (benefit)	20,275	14,824
Interest expense on corporate debt	19,489	18,779
Amortization and depreciation	4,551	4,550
Stock-based compensation expense	15,856	16,751
MSR Income	(153,593)	(141,917)
Goodwill impairment, net of contingent consideration liability fair value adjustments(1)	(1,500)	(500)
Adjusted EBITDA	$(28,258)	$(46,333)
(1)	For the year ended December 31, 2024, included goodwill impairment of $33.0 million and contingent consideration fair value adjustment of $34.5 million. For the year ended December 31, 2023, included goodwill impairment of $62.0 million and contingent consideration fair value adjustment of $62.5 million.

The following table presents a year-over-year comparison of the components of CM adjusted EBITDA for the years ended December 31, 2024 and 2023.

ADJUSTED EBITDA – 2024 COMPARED TO 2023

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$271,996	$232,625	$39,371	17%
Property sales broker fees	60,583	53,966	6,617	12
Net warehouse interest income (expense), loans held for sale	(8,780)	(9,497)	717	(8)
Other revenues	47,096	55,266	(8,170)	(15)
Personnel	(383,400)	(358,699)	(24,701)	7
Other operating expenses(1)	(15,753)	(19,994)	4,241	(21)
Adjusted EBITDA	$(28,258)	$(46,333)	$18,075	(39)
(1)	Other operating expenses includes a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $5.0 million for the year ended December 31, 2024, with no comparable activity for the year ended December 31, 2023.

Origination fees increased due to an increase in our overall debt financing volume, partially offset by a decrease in our origination fee rate. Property sales broker fees increased as a result of the growth in property sales volumes. Other revenues decreased largely due to decreased investment banking revenues, partially offset by an increase in appraisal revenues. The increase in personnel expense was primarily due to increased commission and other production incentive costs due to the increase in origination fees, partially offset by a decrease in salaries and benefits to a lower average headcount for the segment. Other operating expenses decreased due to a larger beneficial adjustment to contingent consideration liabilities in 2024 than in 2023.

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

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of December 31,		Dollar	Percentage
Managed Portfolio (in thousands)	2024	2023	Change	Change
Components of Servicing Portfolio
Fannie Mae	$68,196,744	$63,699,106	$4,497,638	7%
Freddie Mac	39,185,091	39,330,545	(145,454)	(0)
Ginnie Mae–HUD	10,847,265	10,460,884	386,381	4
Brokered (1)	17,057,912	16,940,850	117,062	1
Principal Lending and Investing (2)	—	40,139	(40,139)	(100)
Total Servicing Portfolio	$135,287,012	$130,471,524	$4,815,488	4%
Assets under management	18,423,463	17,321,452	1,102,011	6
Total Managed Portfolio	$153,710,475	$147,792,976	$5,917,499	4%

	For the year ended
	December 31,		Dollar	Percentage
Key Volume and Performance Metrics (in thousands)	2024	2023	Change	Change
Equity syndication volume(3)	$404,554	$688,494	$(283,940)	(41)%
Principal Lending and Investing volume(4)	603,650	218,750	384,900	176
Net income	157,750	166,316	(8,566)	(5)
Adjusted EBITDA(5)	485,382	456,826	28,556	6
Operating margin	33%	38%

	As of December 31,
Key Servicing Portfolio Metrics	2024	2023
Custodial escrow deposit balance (in billions)	$2.7	$2.7
Weighted-average servicing fee rate (basis points)	24.2	24.1
Weighted-average remaining servicing portfolio term (years)	7.7	8.2

	As of December 31,
(in thousands)	2024		2023
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,918,336	15,908,895	$6,646,540	$15,072,946
Equity funds	965,011	965,011	860,918	860,918
Debt funds(6)	856,406	1,549,557	809,499	1,387,588
Total	$8,739,753	$18,423,463	$8,316,957	$17,321,452

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(6)	As of December 31, 2024, included $46.0 million and $173.0 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds. As of December 31, 2023, includes $132.0 million and $710.0 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds.

FINANCIAL RESULTS – 2024 COMPARED TO 2023

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Origination fees	$4,566	$1,784	$2,782	156%
Servicing fees	325,644	311,914	13,730	4
Investment management fees	36,976	45,381	(8,405)	(19)
Net warehouse interest income, loans held for investment	1,747	3,864	(2,117)	(55)
Placement fees and other interest income	153,350	141,374	11,976	8
Other revenues	69,366	59,526	9,840	17
Total revenues	$591,649	$563,843	$27,806	5

Expenses
Personnel	$83,050	$74,407	$8,643	12%
Amortization and depreciation	226,067	214,978	11,089	5
Provision (benefit) for credit losses	10,839	(10,452)	21,291	204
Interest expense on corporate debt	43,834	42,489	1,345	3
Fair value adjustments to contingent consideration liabilities	(10,830)	—	(10,830)	N/A
Other operating expenses	43,064	28,582	14,482	51
Total expenses	$396,024	$350,004	$46,020	13
Income (loss) from operations	$195,625	$213,839	$(18,214)	(9)
Income tax expense (benefit)	45,437	54,198	(8,761)	(16)
Net income (loss) before noncontrolling interests	$150,188	$159,641	$(9,453)	(6)
Less: net income (loss) from noncontrolling interests	(7,562)	(6,675)	(887)	13
Net income (loss)	$157,750	$166,316	$(8,566)	(5)

Revenues

Servicing fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, slightly offset by a decline in the average servicing fee rates. The increase in the average servicing portfolio was driven primarily by the $4.5 billion increase in Fannie Mae loans serviced. The decrease in the average servicing fee rates were the result of decreases in the WASF on our new Fannie Mae debt financing volume over the past year as the volatility in the interest rate environment compressed the spread on our debt financing volume and reduced the servicing fee rates on loans originated over the past two years. The WASF on new debt financing volume was lower than the loans paid off in the portfolio over the past year.

	For the year ended December 31,			Percentage
Servicing Fees Details (in thousands)	2024	2023	Change	Change
Average Servicing Portfolio	$132,981,178	$126,720,544	$6,260,634	5%
Average Servicing Fee (basis points)	24.1	24.3	(0.2)	(1)

Investment management fees. Investment management fees decreased primarily due to a $15.0 million decline in asset management fees and sales fees from WDAE. WDAE earns asset management fees through cash flows from its underlying property level investments and the sale, or realization, of those property level investments. The disruption in the property sales markets, and declines in overall asset valuations, negatively impacted WDAE’s realization related revenues. That decline was partially offset by a $6.5 million increase in investment management fees earned by WDIP, driven by an increase in assets under management within its equity and debt funds.

Placement fees and other interest income.  The increase was driven primarily by an increase in our placement fees on escrow deposits of $10.2 million, coupled with increases in interest income from our pledged securities investments of $1.8 million. The increase in placement fee revenue was largely attributable to an increase of 6% year over year in the average escrow balance. Additionally, the placement fee rates on escrow deposits and the interest rate on our variable-rate pledged securities investments increased slightly as a result of the elevated short-term interest rate environment in 2024 compared to same period in 2023.

Other revenues. The increase was primarily due to a $17.5 million increase from gain on equity method investments, partially offset by an $8.5 million decline in syndication and other fees. The increase from gain on equity method investments was driven by the sale of a portfolio of assets by our LIHTC subsidiary. The decrease in syndication fees was primarily attributable to 41% decrease in syndication volume as we delayed the closing of two funds in 2024 due to a leadership change at our LIHTC subsidiary. The funds are expected to close in 2025.

Expenses

Personnel. The increase was primarily the result of increases in salaries and benefits of $7.1 million and subjective bonus compensation of $1.2 million. The increase in salaries and benefits was due to an increase in average segment headcount. Subjective bonus compensation increased due to our financial performance.

Amortization and depreciation. The increase was primarily due to an $8.4 million increase in amortization of intangible assets combined with a $2.1 million increase in amortization expense related to MSRs. The increase in amortization of intangible assets was related to the aforementioned sale of assets, which resulted in no remaining value for certain intangible assets.

Provision (benefit) for credit losses. The change from a benefit for credit losses to a provision for credit losses was primarily due to the $14.2 million provision for credit losses related to loan repurchase and indemnification agreements we have with the GSEs, with no comparable activity in 2023. Partially offsetting this increase in provision (benefit) for credit losses was a benefit for credit losses from the annual update of our historical loss rate. The benefit for credit losses in 2023 was primarily due to the annual update of our historical loss rate that resulted in a large decrease to the calculated expected credit losses. The annual updates resulted in the loss data from earlier periods within the historical lookback period falling off and being replaced with a period with significantly lower loss data, resulting in the historical loss rates decreasing, with the rate decreasing much more in 2023 than in 2024.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Fair value adjustments to contingent consideration liabilities. The benefit was due to the fair value adjustment to the LIHTC subsidiary CCL of $10.8 million in 2024 caused by the impact of the sustained challenging market conditions upon our LIHTC subsidiary, with no comparable activity in 2023.

Other operating expenses. The increase was primarily due to a $10.9 million increase in miscellaneous expenses related to indemnified and repurchased loans and a $2.9 million increase in legal fees. The miscellaneous operating costs related to indemnified and repurchased loans were related to operating and maintenance costs incurred to preserve the underlying collateral.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,
(in thousands)	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$157,750	$166,316
Income tax expense (benefit)	45,437	54,198
Interest expense on corporate debt	43,834	42,489
Amortization and depreciation	226,067	214,978
Provision (benefit) for credit losses	10,839	(10,452)
Net write-offs (1)	(468)	(8,041)
Stock-based compensation expense	1,923	1,758
Write off of unamortized premium from corporate debt repayment	—	(4,420)
Adjusted EBITDA	$485,382	$456,826
(1)	The net write-off for the year ended December 31, 2023 includes the $6.0 million write-off of a collateral-based reserve related to a loan held for investment.

The following table presents a year-over-year comparison of the components of SAM adjusted EBITDA for the years ended December 31, 2024 and 2023.

ADJUSTED EBITDA – 2024 COMPARED TO 2023

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Origination fees	$4,566	$1,784	$2,782	156%
Servicing fees	325,644	311,914	13,730	4
Investment management fees	36,976	45,381	(8,405)	(19)
Net warehouse interest income, loans held for investment	1,747	3,864	(2,117)	(55)
Placement fees and other interest income	153,350	141,374	11,976	8
Other revenues	76,928	66,201	10,727	16
Personnel	(81,127)	(72,649)	(8,478)	12
Net write-offs(1)	(468)	(8,041)	7,573	(94)
Other operating expenses(2)	(32,234)	(33,002)	768	(2)
Adjusted EBITDA	$485,382	$456,826	$28,556	6
(1)	The net write-off for the year ended December 31, 2023 included the $6.0 million write off of a collateral-based reserve related to a loan held for investment.
(2)	Other operating expenses includes a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $10.8 million for the year ended December 31, 2024, with no comparable activity for the year ended December 31, 2023.

Servicing fees increased due to growth in the average servicing portfolio period over period as a result of loan originations, partially offset by a decrease in the average servicing fee rate. Investment management fees decreased primarily due to lower AMF revenues from LIHTC dispositions. Placement fees and other interest income increased primarily due to an increase in the average balance of escrow deposits. Other revenues increased primarily due to the gain on equity method investments from the aforementioned sale of a portfolio of assets. Personnel increased primarily due to an increase in salaries and benefit costs and subjective bonus compensation. Net write-offs decreased due to the write-off of a loan held for investment during 2023 with a larger UPB, while the write off in 2024 related to a loan with a smaller UPB.

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

FINANCIAL RESULTS – 2024 COMPARED TO 2023

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Revenues
Other interest income	$14,611	$13,146	$1,465	11%
Other revenues	1,389	685	704	103
Total revenues	$16,000	$13,831	$2,169	16

Expenses
Personnel	$76,940	$64,433	$12,507	19%
Amortization and depreciation	6,931	7,224	(293)	(4)
Interest expense on corporate debt	6,363	7,208	(845)	(12)
Other operating expenses	77,182	69,101	8,081	12
Total expenses	$167,416	$147,966	$19,450	13
Net income (loss) from operations	$(151,416)	$(134,135)	$(17,281)	13
Income tax expense (benefit)	(35,169)	(33,996)	(1,173)	3
Net income (loss)	$(116,247)	$(100,139)	$(16,108)	16

Adjusted EBITDA	$(128,575)	$(110,370)	$(18,205)	16%

Revenues

Other interest income. The increase was due to higher interest income earned on our corporate and fund cash balances.

Expenses

Personnel. The increase was primarily the result of a $9.8 million increase in subjective bonus compensation and a $3.1 million increase in salaries and benefits. A small increase in the corporate average headcount during 2024 was the primary driver for the increase in salaries and benefits expenses. The increase in subjective bonus compensation was driven primarily by our financial performance combined with a small increase in average headcount.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase was primarily driven by normal growth in software costs of $4.9 million, increased office expenses of $1.7 million due to renewing and extending several office leases, and travel and entertainment of $1.5 million as we hosted an all company gathering in 2024 with no comparable event in 2023 due to our cost reduction efforts in 2023.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the year ended
	December 31,
(in thousands)	2024	2023
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$(116,247)	$(100,139)
Income tax expense (benefit)	(35,169)	(33,996)
Interest expense on corporate debt	6,363	7,208
Amortization and depreciation	6,931	7,224
Stock-based compensation expense	9,547	9,333
Adjusted EBITDA	$(128,575)	$(110,370)

The following table presents a year-over-year comparison of the components of Corporate adjusted EBITDA for the years ended December 31, 2024 and 2023.

ADJUSTED EBITDA – 2024 COMPARED TO 2023

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2024	2023	Change	Change
Other interest income	14,611	13,146	1,465	11%
Other revenues	1,389	685	704	103
Personnel	(67,393)	(55,100)	(12,293)	22
Other operating expenses	(77,182)	(69,101)	(8,081)	12
Adjusted EBITDA	$(128,575)	$(110,370)	$(18,205)	16

Other interest income increased primarily due to an increase in interest earned on our cash deposits and fund cash balances. The increase in personnel expense was primarily due to increased subjective bonus compensation and salaries and benefits expense due to an increase in corporate average headcount during 2024 and company performance. Other operating expenses increased largely as a result of increased software costs and travel and entertainment expense.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2024. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2024, the net worth requirement was $324.4 million, and our net worth was $992.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2024, we were required to maintain at least $64.5 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. As of December 31, 2024, we had operational liquidity of $253.9 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.65 per share each quarter of 2024, which is 3% higher than the quarterly dividend paid in each quarter of 2023. In February 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the first quarter of 2025, a 3% increase over the 2024 quarterly dividend. The dividend will be paid on March 14, 2025 to all holders of record of our restricted and unrestricted common stock as of February 28, 2025.

Over the past three years, we have returned $264.7 million to investors primarily through cash dividend payments of $253.6 million. Additionally, over the past three years, we have invested $92.2 million in acquisitions, primarily through the payment of earnouts related to acquisitions that closed in 2021 and 2022. On occasion, we may use cash to fully fund some loans held for investment or loans held for sale instead of using our warehouse lines. As of December 31, 2024, we did not fully fund any such loans. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable.

In February 2024, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 23, 2024. Through December 31, 2024, we did not repurchase any shares under the 2024 stock repurchase program and had $75.0 million of remaining capacity under that program. In February 2025, our Board of Directors again approved a stock repurchase program that permits the repurchase of up to $75.0 million shares of our common stock over a 12-month period beginning February 21, 2025.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $131.8 million as of December 31, 2024. NOTE 14 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt was $1.4 billion as of December 31, 2024, of which $592.5 million will be repaid with the proceeds from the sale of loans held for sale and the repayments of loans held for investment. NOTE 6 in the consolidated financial statements contains additional details related to these future debt payments. The expected interest associated with these debt payments is $58.8 million in 2025, $51.7 million in 2026, $51.1 million in 2027, and $50.6 million in 2028. The future interest for long-term debt is based on a variable rate; therefore, the preceding interest payments are calculated based on the effective interest rate as of December 31, 2024.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2024, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $183.4 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2024 collateral requirements as outlined above. As of December 31, 2024, reserve requirements for the December 31, 2024 DUS loan portfolio will require us to fund $71.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2024.

Sources of Liquidity: Warehouse Facilities and Note Payable

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

Note Payable

For a detailed description of the terms of the Credit Agreement, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 of the consolidated financial statements.

The warehouse notes payable and note payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of December 31, 2024.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	December 31,
	2024	2023
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$59,304,888	$54,583,555
Fannie Mae Modified Risk	8,891,856	9,115,551
Freddie Mac Modified Risk	15,000	23,415
Total risk-sharing servicing portfolio	$68,211,744	$63,722,521

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$—
Freddie Mac No Risk	39,170,091	39,307,130
GNMA - HUD No Risk	10,847,265	10,460,884
Brokered	17,057,912	16,940,850
Total non-risk-sharing servicing portfolio	$67,075,268	$66,708,864
Total loans serviced for others	$135,287,012	$130,431,385
Loans held for investment (full risk)	36,926	40,139
Total servicing portfolio unpaid principal balance	$135,323,938	$130,471,524

Interim Program JV Managed Loans (1)	173,315	710,041

At risk servicing portfolio (2)	$63,365,672	$58,801,055
Maximum exposure to at risk portfolio (3)	12,893,593	11,949,041
Defaulted loans(4)	41,737	27,214

Defaulted loans as a percentage of the at-risk portfolio	0.07%	0.05%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.04	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.22	0.26
(1)	As of December 31, 2024, and 2023, this balance consisted entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio or Freddie Mac SBL pre-securitized portfolio that are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e., loans where we have assessed a probable loss). Other loans that are delinquent but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

Fannie Mae DUS risk-sharing obligations are based on a tiered formula and represent substantially all of our risk-sharing activities. The risk-sharing tiers and the amount of the risk-sharing obligations we absorb under full risk-sharing are provided below. Except as described in the following paragraph, the maximum amount of risk-sharing obligations we absorb at the time of default is generally 20% of the origination UPB of the loan.

Risk-Sharing Losses	Percentage Absorbed by Us
First 5% of UPB at the time of loss settlement	100%
Next 20% of UPB at the time of loss settlement	25%
Losses above 25% of UPB at the time of loss settlement	10%
Maximum loss	20% of origination UPB

Fannie Mae can double or triple our risk-sharing obligation if the loan does not meet specific underwriting criteria or if a loan defaults within 12 months of its sale to Fannie Mae. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing obligation from the levels described above. At times, we may agree to a higher risk-sharing percentage (up to 100% of UPB) after origination and under limited circumstances.

We have a loss-sharing arrangement with Freddie Mac related to SBL loans that is only applicable to SBL loans that are pre-securitized and outstanding for more than 12 months. If a loan defaults prior to securitization, we are required to share the losses with Freddie Mac. Our loss-sharing arrangement is a 10% top loss, meaning that we are responsible for the first 10% of the losses incurred on such defaulted loans. We have never incurred a loss on a Freddie Mac SBL loan; however, we have three defaulted loans with allowances in our portfolio that are awaiting final resolution.

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

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency. A collateral-based reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed and it is expected to result in a loss for the Company, and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans. We do not record a collateral-based reserve when it is probable that a risk sharing loan will foreclose or has foreclosed, and the disposition proceeds are expected to be higher than the UPB, resulting in no losses for the Company.

The allowance for risk-sharing obligations related to our $62.9 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac SBL defaulted loans as of December 31, 2024 was $24.2 million compared to $31.6 million as of December 31, 2023.

As of December 31, 2024, six loans (three Fannie Mae loans and three Freddie Mac SBL loans) were in default with an aggregate UPB of $41.7 million compared to three loans (all Fannie Mae loans) with an aggregate UPB of $27.2 million that were in default as of December 31, 2023. The collateral-based reserve on defaulted loans was $4.0 million and $2.8 million as of December 31, 2024 and

December 31, 2023, respectively. We had a benefit for risk-sharing obligations of $1.0 million and $10.4 million for the years ended December 31, 2024 and 2023, respectively.

For the ten-year period from January 1, 2014 through December 31, 2024, we recognized net write-offs of risk-sharing obligations of $10.0 million, or an average of less than one basis point annually of the average at risk Fannie Mae portfolio balance.

We are obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that we provide in connection with the sale of the loans through these programs are breached. When we agree to repurchase or indemnify the GSEs, we are required to report the loan or underlying collateral as an asset and the related obligation to repurchase the loans or indemnification liability to the GSE as a liability on our Consolidated Balance Sheets. During 2024, we received repurchase demands for five loans and repurchased or agreed to indemnify the GSEs for all five loans. The loans had an outstanding principal balance of $87.3 million. For the year ended December 31, 2024, we incurred $14.2 million of provision for credit losses and $10.6 million in operating costs related to these five repurchase requests. NOTE 2 of our consolidated financial statements contains additional details.

These five loans are the only repurchase obligations in our history, and we have not yet incurred any realized credit losses associated with these repurchase obligations. We have evaluated our repurchase exposure under a breach of representations and warranties and do not believe there is a material unreserved exposure.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2024 that have the potential to impact our consolidated financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 433 basis points and 533 basis points as of December 31, 2024 and 2023, respectively.   The following table shows the impact on our annual placement fees revenues due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of December 31,
Change in annual placement fee revenue due to:	2024	2023
100 basis point increase in EFFR	$26,938	$26,827
100 basis point decrease in EFFR	(26,938)	(26,827)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 449 basis points and 538 basis points as of December 31, 2024 and 2023, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of December 31,
Change in annual net warehouse interest income due to:	2024	2023
100 basis point increase in SOFR	$(6,196)	$(5,851)
100 basis point decrease in SOFR	6,196	5,851

Our Corporate Debt is based on Adjusted Term SOFR as of December 31, 2024. In January 2023, our Corporate Debt increased by $200 million. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of December 31, 2024 and 2023, based on our current and previous notes payable balance outstanding at each period end.

(in thousands)	As of December 31,
Change in annual income from operations due to:	2024	2023
100 basis point increase in SOFR	$(7,785)	$(7,865)
100 basis point decrease in SOFR	7,785	7,865

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $41.9 million as of December 31, 2024, compared to $44.0 million as of December 31, 2023. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $49.7 million as of December 31, 2024. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of December 31, 2024 and December 31, 2023, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision or, and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2025 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this 10-K. See “Available Information.”

Walker & Dunlop has an insider trading policy governing the purchase, sale and other dispositions of Walker & Dunlop’s securities that applies to all personnel of Walker & Dunlop and its subsidiaries, including directors, officers and employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable NYSE listing standards. In addition, with regard to Walker & Dunlop’s trading in its own securities, it is the Company’s policy to comply with the Federal securities laws and the applicable NYSE listing standards. A copy of Walker & Dunlop’s insider trading policy is filed as Exhibit 19.1 to this 10-K.

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

2.6*	Amendment No. 1 to Purchase Agreement, dated as of December 31, 2024, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horowitz
2.7††

Share Purchase Agreement, dated February 4, 2022, by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

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

10.8†*	Employment Agreement, dated November 8, 2024, between Walker & Dunlop, Inc, and Daniel J. Groman
10.9†	2010 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2012)
10.10†	Management Deferred Stock Unit Purchase Plan, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.11†

Amendment to Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.12†	Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2020)
10.13†	Management Deferred Stock Unit Purchase Matching Program, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)
10.14†	Form of Restricted Common Stock Award Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012)
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

10.35†

Management Deferred Stock Unit Purchase Plan, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.36†

Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.37†

Management Deferred Stock Unit Purchase Matching Program, as amended and restated effective May 1, 2017 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)

10.38†

Amendment to the Walker & Dunlop, Inc. Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024)

10.39†	Form of Deferred Stock Unit Award Agreement (Purchase Plan, as amended) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.40†	Form of Deferred Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.41†	Form of Restricted Stock Unit Award Agreement (Matching Program) (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017)
10.42†

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

10.45†	Walker & Dunlop, Inc. 2020 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 27, 2020)
10.46†

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

10.49†

Form of Performance Stock Unit Agreement with Over-Performance Stock Units under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.50†

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

10.52†	Management Deferred Stock Unit Purchase Matching Program (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)
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

10.55†

Form of Non-Qualified Stock Option Transfer Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-238259) filed May 14, 2020)

10.56†	Walker & Dunlop, Inc. 2024 Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 15, 2024)
10.57†

Form of Non-Qualified Stock Option Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.58†

Form of Restricted Stock Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.59†

Form of Restricted Stock Agreement (Directors) under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.60†

Form of Restricted Stock (Deferred Stock Units) Agreement (Directors) under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.61†

Form of Performance Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.62†

Form of Over-Performance Performance Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.7 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.63†,††

Form of Management Deferred Stock Unit Purchase Matching Program Restricted Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.8 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.64†,††

Form of Management Deferred Stock Unit Purchase Matching Program Deferred Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.65†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.66†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.67†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.68†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.69†

Indemnification Agreement, dated May 4, 2022, by and among Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.70†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.71†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.72†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.73†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.74†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.75†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.76†

Indemnification Agreement, dated March 3, 2021, by and between Walked & Dunlop, Inc. and Donna C. Wells (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.77†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.78†

Indemnification Agreement, dated May 2, 2024, by and between Walker & Dunlop, Inc. and Jeffery R. Hayward (incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.79†

Indemnification Agreement, dated June 9, 2024, by and between Walker & Dunlop, Inc. and Gary S. Pinkus (incorporated by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.80†*	Indemnification Agreement, dated November 8, 2024, by and among Walker & Dunlop, Inc. and Daniel J. Groman
10.81†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.82†

Amendment One to the Walker & Dunlop, Inc, Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)

10.83	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.84	Form of Trust Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)
10.85

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.86

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.87

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.88

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.89

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.90

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.91

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.92

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.93

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.94

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

10.95

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021)

10.96

Eleventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 7, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022)

10.97

Twelfth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 12, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.98

Thirteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dates as of April 10, 2023, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023).

10.99

Fourteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2024, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.100

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.101

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.102

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.103

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.104

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.105

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.106

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021)

10.107

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.108

Amendment No. 4 to Master Repurchase Agreement, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.109

Amendment No. 5 to Master Repurchase Agreement, dated as of December 29, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023)

10.110

Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.111

Amendment No. 7 Master Repurchase Agreement, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.112

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.113

Amendment No. 1 to Amended and Restated Letter, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.114

Amendment No. 2 to Amended and Restated Letter, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.115

Amendment No. 3 to Amended and Restated Letter, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.116

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.117

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.118

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.119

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.120

Credit Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as sole lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.121

Guarantee and Collateral Agreement, dated as of December 16, 2021, by and among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2021)

10.122

Lender Joinder Agreement and Amendment No. 1, dated as of January 12, 2023, to the Credit Agreement, dated as of December 16, 2021, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent and an Incremental Term B Lender, the several banks and other financial institutions or entities from time to time party thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 18, 2023).

10.123

Amendment No. 2, dated as of May 22, 2024, to the Credit Agreement, dated as of December 16, 2021, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., a national banking association, as administrative agent and an Incremental Term B Lender, the several banks and other financial institutions or entities from time to time party thereto, and the other parties thereto (as amended by that certain Lender Joinder Agreement and Amendment No. 1, dated as of January 12, 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2024).

19.1*	Insider Trading Policy
21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2024
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1

Walker & Dunlop, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

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

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 25, 2025
William M. Walker	Officer (Principal Executive Officer)

/s/ Jeffery Hayward	Director	February 25, 2025
Jeffery Hayward

/s/ Ellen Levy	Director	February 25, 2025
Ellen Levy

/s/ Gary Pinkus	Director	February 25, 2025
Gary Pinkus

/s/ John Rice	Director	February 25, 2025
John Rice

/s/ Dana L. Schmaltz	Director	February 25, 2025
Dana L. Schmaltz

/s/ Donna C. Wells	Director	February 25, 2025
Donna C. Wells

/s/ Gregory A. Florkowski	Executive Vice President and Chief Financial	February 25, 2025
Gregory A. Florkowski	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial Fair Value Measurement of Mortgage Servicing Rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net presented on the consolidated statements of income and comprehensive income amounted to $154 million for the year ended December 31, 2024. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of mortgage servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of mortgage servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, earnings rate on the placement of escrows (placement fee rate) and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated placement fee rate associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value measurement of mortgage servicing rights as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the significant assumptions used in estimating the net cash flows for determining the initial fair value of mortgage servicing rights, which included the discount rate and placement fee rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of mortgage servicing rights, including controls over the: (1) identification and determination of the significant assumptions (discount rate and placement fee rate) used in estimating the net cash flows, and (2) preparation and measurement of the initial fair value of mortgage servicing rights. We involved valuation professionals with specialized skills and knowledge to assist in developing an independent fair value using our internal calculation model and published assumptions from industry market survey data for comparable loan products and mortgage servicing rights. We compared our independently developed fair value estimate to the Company’s initial fair value of mortgage servicing rights.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 25, 2025

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$279,270	$328,698
Restricted cash	25,156	21,422
Pledged securities, at fair value	206,904	184,081
Loans held for sale, at fair value	780,749	594,998
Mortgage servicing rights	852,399	907,415
Goodwill	868,710	901,710
Other intangible assets	156,893	181,975
Receivables, net	335,879	233,563
Committed investments in tax credit equity	313,230	154,028
Other assets	562,803	544,457
Total assets	$4,381,993	$4,052,347

Liabilities
Warehouse notes payable	$781,706	$596,178
Notes payable	768,044	773,358
Allowance for risk-sharing obligations	28,159	31,601
Deferred tax liabilities, net	241,386	245,372
Commitments to fund investments in tax credit equity	274,975	140,259
Other liabilities	527,860	519,450
Total liabilities	$2,622,130	$2,306,218

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,194 shares as of December 31, 2024 and 32,874 shares as of December 31, 2023)	332	329
Additional paid-in capital ("APIC")	429,000	425,488
Accumulated other comprehensive income (loss) ("AOCI")	586	(479)
Retained earnings	1,317,945	1,298,412
Total stockholders’ equity	$1,747,863	$1,723,750
Noncontrolling interests	12,000	22,379
Total equity	$1,759,863	$1,746,129
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,381,993	$4,052,347

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	For the year ended December 31,
	2024	2023	2022
Revenues
Loan origination and debt brokerage fees, net	$276,562	$234,409	$348,007
Fair value of expected net cash flows from servicing, net	153,593	141,917	191,760
Servicing fees	325,644	311,914	300,191
Property sales broker fees	60,583	53,966	120,582
Investment management fees	36,976	45,381	71,931
Net warehouse interest income (expense)	(7,033)	(5,633)	15,777
Placement fees and other interest income	167,961	154,520	52,830
Other revenues	118,204	117,966	157,675
Total revenues	$1,132,490	$1,054,440	$1,258,753

Expenses
Personnel	$559,246	$514,290	$607,366
Amortization and depreciation	237,549	226,752	235,031
Provision (benefit) for credit losses	10,839	(10,452)	(11,978)
Interest expense on corporate debt	69,686	68,476	34,233
Goodwill impairment	33,000	62,000	—
Fair value adjustments to contingent consideration liabilities	(50,321)	(62,500)	(13,512)
Other operating expenses	140,990	117,677	142,648
Total expenses	$1,000,989	$916,243	$993,788
Income from operations	$131,501	$138,197	$264,965
Income tax expense	30,543	35,026	56,034
Net income before noncontrolling interests	$100,958	$103,171	$208,931
Less: net income (loss) from noncontrolling interests	(7,209)	(4,186)	(4,889)
Walker & Dunlop net income	$108,167	$107,357	$213,820
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	1,065	1,089	(4,126)
Walker & Dunlop comprehensive income	$109,232	$108,446	$209,694

Basic earnings per share (NOTE 11)	$3.19	$3.20	$6.43
Diluted earnings per share (NOTE 11)	$3.19	$3.18	$6.36

Basic weighted-average shares outstanding	33,116	32,697	32,326
Diluted weighted-average shares outstanding	33,158	32,875	32,687

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity

Balance as of December 31, 2021	32,049	$320	$393,022	$2,558	$1,154,252	$28,055	$1,578,207
Walker & Dunlop net income	—	—	—	—	213,820	—	213,820
Net income (loss) from noncontrolling interests	—	—	—	—	—	(4,889)	(4,889)
Other comprehensive income (loss), net of tax	—	—	—	(4,126)	—	—	(4,126)
Stock-based compensation–equity classified	—	—	32,555	—	—	—	32,555
Issuance of common stock in connection with equity compensation plans	695	6	15,858	—	—	—	15,864
Repurchase and retirement of common stock (NOTE 11)	(348)	(3)	(32,474)	—	(9,892)	—	(42,369)
Distributions to noncontrolling interest holders	—	—	—	—	—	(2,535)	(2,535)
Cash dividends paid ($2.40 per common share)	—	—	—	—	(80,145)	—	(80,145)
Other activity (NOTE 17)	—	—	3,675	—	—	6,772	10,447
Balance as of December 31, 2022	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	107,357	—	107,357
Net income (loss) from noncontrolling interests	—	—	—	—	—	(4,186)	(4,186)
Other comprehensive income (loss), net of tax	—	—	—	1,089	—	—	1,089
Stock-based compensation–equity classified	—	—	27,033	—	—	—	27,033
Issuance of common stock in connection with equity compensation plans	699	7	6,329	—	—	—	6,336
Repurchase and retirement of common stock (NOTE 11)	(221)	(1)	(20,510)	—	—	—	(20,511)
Distributions to noncontrolling interest holders	—	—	—	—	—	(3,198)	(3,198)
Cash dividends paid ($2.52 per common share)	—	—	—	—	(84,836)	—	(84,836)
Other activity	—	—	—	—	(2,144)	2,360	216
Balance as of December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	108,167	—	108,167
Net income (loss) from noncontrolling interests	—	—	—	—	—	(7,209)	(7,209)
Other comprehensive income (loss), net of tax	—	—	—	1,065	—	—	1,065
Stock-based compensation–equity classified	—	—	26,358	—	—	—	26,358
Issuance of common stock in connection with equity compensation plans	447	4	6,093	—	—	—	6,097
Repurchase and retirement of common stock (NOTE 11)	(127)	(1)	(12,381)	—	—	—	(12,382)
Purchases of noncontrolling interests	—	—	(16,558)	—	—	(2,151)	(18,709)
Distributions to noncontrolling interest holders	—	—	—	—	—	(1,019)	(1,019)
Cash dividends paid ($2.60 per common share)	—	—	—	—	(88,634)	—	(88,634)
Balance as of December 31, 2024	33,194	$332	$429,000	$586	$1,317,945	$12,000	$1,759,863

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income before noncontrolling interests	$100,958	$103,171	$208,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(153,593)	(141,917)	(191,760)
Change in the fair value of premiums and origination fees (NOTE 2)	3,130	(2,460)	14,160
Amortization and depreciation	237,549	226,752	235,031
Stock compensation–equity and liability classified	27,326	27,842	33,987
Provision (benefit) for credit losses	10,839	(10,452)	(11,978)
Deferred tax expense (benefit)	(2,500)	1,198	18,439
Goodwill impairment	33,000	62,000	—
Fair value adjustments to contingent consideration liabilities	(50,321)	(62,500)	(13,512)
Cash paid to settle risk-sharing obligations	—	(2,008)	(4,631)
Gain from revaluation of previously held equity-method investment	—	—	(39,641)
Originations of loans held for sale	(11,803,213)	(11,379,540)	(17,952,129)
Proceeds from transfers of loans held for sale	11,779,584	11,199,916	19,324,810
Other operating activities, net	4,901	776	2,080
Changes in:
Receivables, net	(68,802)	(35,309)	44,842
Other assets	(42,862)	(4,721)	(69,552)
Other liabilities	53,363	16,734	(16,373)
Net cash provided by (used in) operating activities	$129,359	$(518)	$1,582,704

Cash flows from investing activities
Capital expenditures	$(12,961)	$(16,201)	$(21,995)
Purchases of equity-method investments	(19,406)	(24,679)	(26,099)
Purchases of pledged available-for-sale ("AFS") securities	(51,400)	(12,548)	(60,802)
Proceeds from prepayment and sale of pledged AFS securities	9,543	10,679	14,040
Acquisitions, net of cash received	—	—	(114,163)
Originations and repurchase of loans held for investment	(37,928)	—	(54,402)
Principal collected on loans held for investment	55,701	160,662	122,111
Other investing activities, net	18,316	8,956	7,533
Net cash provided by (used in) investing activities	$(38,135)	$126,869	$(133,777)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$33,705	$189,736	$(1,370,705)
Borrowings of interim warehouse notes payable	—	—	36,459
Repayments of interim warehouse notes payable	(25,585)	(119,835)	(63,858)
Repayments of notes payable	(8,019)	(122,046)	(36,629)
Borrowings of notes payable	—	196,000	—
Repurchase of common stock	(12,381)	(20,511)	(42,369)
Cash dividends paid	(88,634)	(84,836)	(80,145)
Payment of contingent consideration	(34,317)	(26,090)	(21,191)
Purchase of noncontrolling interests	(17,709)	—	—
Other financing activities, net	(1,789)	(5,649)	(5,386)
Net cash provided by (used in) financing activities	$(154,729)	$6,769	$(1,583,824)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(63,505)	$133,120	$(134,897)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	391,403	258,283	393,180
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$327,898	$391,403	$258,283

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$105,412	$114,095	$76,661
Cash paid for income taxes, net of cash refunds received	32,340	30,903	58,524

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

Through its Agency (as defined below) lending products, the Company originates and sells loans pursuant to the programs of the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac” and, together with Fannie Mae, the “GSEs”), the Government National Mortgage Association (“Ginnie Mae”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD” and, together with the GSEs, the “Agencies”). Through its debt brokerage products, the Company brokers, and, in some cases, services, loans for various life insurance companies, commercial banks, commercial mortgage-backed securities issuers, and other institutional investors.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of Walker & Dunlop, Inc., its wholly owned subsidiaries, and its majority owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The Company consolidates entities in which it has a controlling financial interest based on either the variable interest entity (“VIE”) or the voting interest model. The Company is required to first apply the VIE model to determine whether it holds a variable interest in an entity, and if so, whether the entity is a VIE. If the Company determines it holds a variable interest in a VIE and has a controlling financial interest as it is considered the primary beneficiary, the Company consolidates the entity. In instances where the Company holds a variable interest in a VIE but is not the primary beneficiary, it then applies the voting interest model.

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2024 and before the date of filing. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2024, including the discussion below. There have been no other material subsequent events that would require recognition in the consolidated financial statements.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 8% and 14% for the years ended December 31, 2024, 2023 and 2022 and varied based on loan type.

Estimated Life— The Company’s model for MSRs assumes full prepayment of the loan at or near the point when the stated term of the prepayment provisions of the underlying loan expires.

Placement Fees—The estimated earnings rate on escrow accounts associated with the servicing of the loans for the life of the MSR is added to the estimated future cash flows.

The assumptions used to estimate the fair value of capitalized MSRs at loan sale are based on internal models and are compared to assumptions used by other market participants at least annually. When such comparisons indicate that these assumptions have changed significantly, the Company adjusts its assumptions accordingly.

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company’s goodwill is allocated to four reporting units, each of which is a component of either the Capital Markets (“CM”) segment or the Servicing & Asset Management (“SAM”) segment. The Company performs its impairment testing annually as of October 1 for each reporting unit for which goodwill has been allocated. The Company’s October 1, 2024, impairment test consisted of a qualitative assessment for three reporting units as there were no indicators of impairment. For the other reporting unit, the Company performed a quantitative analysis and recognized a total of $33.0 million of goodwill impairment, as described in NOTE 7.

Allowance for Risk-Sharing Obligations—Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the performance of the loan serviced in the at-risk servicing portfolio. The Company records an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Consolidated Balance Sheets. The Company also has risk sharing on small balance loans (“SBL”) with Freddie Mac prior to Freddie Mac’s placing the loan into a securitization. Any losses borne by the Company are capped at 10% of the unpaid principal balance (“UPB”). The Company has not experienced any realized losses to date. The Company has an immaterial reserve within its Allowance for Risk-sharing Obligations for these pre-securitized Freddie Mac SBL loans.

Overall Current Expected Credit Losses Approach

For loans evaluated collectively, the Company uses the weighted-average remaining maturity method (“WARM”) for calculating its allowance for risk-sharing obligations, the Company’s liability for the off-balance-sheet credit exposure associated with the Fannie Mae at-risk

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

DUS loans. WARM uses a historical weighted average annual charge-off rate (“historical loss rate”) that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the collective reserve. The historical loss rate is applied to the UPB over the contractual term, adjusted for estimated prepayments and amortization to arrive at the collective reserve for the portion of the portfolio not individually evaluated as described further below.

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

The Company uses its historical runoff rate for each of the different loan term pools as a proxy for the expected runoff rate. The Company believes that borrower behavior and macroeconomic conditions will not deviate significantly from historical performance over the approximately ten-year period in which the Company has compiled the actual loss data. The ten-year period is intended to capture the various cycles of industry performance and provides a period that is long enough to capture sufficient observations of runoff history. In addition, due to the prepayment protection provisions for Fannie Mae DUS loans, the Company has not seen significant volatility in historical prepayment rates due to gradual changes in interest rates and would not expect this to change materially in future periods.

The historical annual runoff rate is calculated for each year of a loan’s life for each vintage in the portfolio and aggregated with the calculated runoff rate for each comparable year in every vintage. For example, the annual runoff rate for the first year of loans originated in 2020 is aggregated with the annual runoff rate for the first year of loans originated in 2021, 2022, and so on to calculate the average annual runoff rate for the first year of a loan. This average runoff calculation is performed for each year of a loan’s life for each of the various loan terms to create a matrix of historical average annual runoffs by year for the entire portfolio.

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

Collective Reserve Calculation

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

The historical loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year period is used as the Company believes that this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. This approach captures a recession and several economic recoveries that are a typical part of an economic cycle in the multifamily industry. The same loss rate is utilized across each loan term type as the Company has not observed any historical or industry-published data to indicate there is any difference in the occurrence probability or loss severity for a loan based on its loan origination term.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Reasonable and Supportable Forecast and Reversion Period

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

Identification of Collateral-Based Reserves

The Company monitors the performance of each risk-sharing loan for events or conditions which may signal a potential default (probable of foreclosure). The Company’s process for identifying which risk-sharing loans may be probable of default, and thus collateral dependent, consists of an assessment of several qualitative and quantitative factors, including payment status, property financial performance, local real estate market conditions, loan-to-value ratio, debt-service-coverage ratio (“DSCR”), property condition, and financial strength of the borrower or key principals. In instances where payment under the guaranty on a specific loan is determined to be likely, the Company separately measures the expected loss through an assessment of the underlying fair value of the asset, disposition costs, and the risk-sharing percentage (the “collateral-based reserve”) through a charge to the provision for risk-sharing obligations, which is a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. These loans are not part of from the WARM calculation described above, and the associated loan-specific mortgage servicing right and guaranty obligation are written off. The expected loss on the risk-sharing obligation is dependent on the fair value of the underlying property as the loans are collateral dependent. Historically, initial recognition of a collateral-based reserve occurs at or before a loan becomes 60 days delinquent.

The amount of the collateral-based reserve considers historical loss experience, adverse situations affecting individual loans, the estimated disposition value of the underlying collateral, and the level of risk sharing. The estimate of property fair value at initial recognition of the collateral-based reserve is based on appraisals, broker opinions of value, or net operating income and market capitalization rates, depending on the facts and circumstances associated with the loan and underlying collateral. The Company regularly monitors the collateral-based reserves on all applicable loans and updates loss estimates as current information is received. The settlement with Fannie Mae is based on the actual sales price of the property and selling and property preservation costs and considers the Fannie Mae loss-sharing requirements. The maximum amount of the loss the Company absorbs at the time of settlement is 20% of the origination UPB of the loan.

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations and other credit losses within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2024, 2023, and 2022:

Components of Provision (Benefit) for Credit Losses (in thousands)	2024	2023	2022
Provision (benefit) for loan losses	$2,513	$(4)	$1,970
Provision (benefit) for risk-sharing obligations	(974)	(10,448)	(13,948)
Provision (benefit) for loan credit losses	1,539	(10,452)	(11,978)
Provision (benefit) for other credit losses	9,300	—	—
Provision (benefit) for credit losses	$10,839	$(10,452)	$(11,978)

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. During 2024, the Company received repurchase requests for five loans. At times, the Company may agree to indemnify the GSEs pursuant to a forbearance and indemnification agreement in lieu of repurchase. The GSEs agreed to indemnification for three of the five aforementioned loan repurchase requests in 2024. The indemnification, among other things, delays the repurchase of a loan for a specified period of time and fully transfers the risk of loss of the loan from the GSEs to the Company and provides the Company with control over loss-mitigation efforts.

Because of the control over loss mitigation efforts provided by an indemnification, such an indemnification results in the Company no longer meeting all of the conditions required to account for the original transfer as a sale. Consequently, the Company recognizes at fair value at indemnification the indemnified loan as a loan held for investment with the corresponding obligation to indemnify and repurchase the loan as a secured borrowing. Loans that the Company repurchases are recorded at fair value upon repurchase and are accounted for and presented in the consolidated financial statements according to the Company’s intent for the loan – held for sale or held for investment. All loans that the Company repurchased in 2024 and have not foreclosed on are held for investment as of December 31, 2024 and have allowances for loan losses. Loans held for investment are included as a component of Other assets, and secured borrowings are included as a component of Other liabilities on the Consolidated Balance Sheets.

After recognizing the loan held for investment, the Company assesses the loan for expected credit losses on an individually evaluated basis due to the unique nature of the indemnified or repurchased loan as described above in “Identification of Collateral-Based Reserves for Defaulted Loans” and records any estimated losses as a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. In certain circumstances, the loan receivable associated with an indemnification is extinguished due to loss mitigation efforts, including, but not limited to, foreclosure. In these circumstances, the Company derecognizes the loan held for investment and recognizes an other asset. The asset is also included in Other assets on the Consolidated Balance Sheets. Any expected loss from this asset is also recognized as a component of Provision (benefit) for credit losses in the Consolidated Statements of Income and presented as a component of provision (benefit) for other credit losses in the table above.

When a loan held for investment forecloses, the Company derecognizes the loan held for investment and charges off the associated allowance for loan loss and recognizes an other real estate owned (“OREO”) asset at fair value. The OREO is then periodically assessed for impairment. OREO assets are recorded in Other assets in the Consolidated Balance Sheets.

The five loans for which the Company received repurchase requests in 2024 were in various stages as of December 31, 2024. One of the loans was repurchased and foreclosed upon (i.e. held as an OREO asset). One loan was repurchased and held for investment. Two loans were indemnified and held for investment. Lastly, one loan was indemnified but foreclosed upon by Freddie Mac and recorded as an other asset. The total amount of secured borrowings associated with these loans as of December 31, 2024 was $59.4 million. The secured borrowings are not cash transactions and thus are not reflected on the Consolidated Statements of Cash Flows.

The Company incurred $10.6 million of costs in 2024 in connection with the five repurchase requests and resulting activities. These costs are included as a component of Other operating expenses in the Consolidated Statements of Income.

Fannie Mae—During the first quarter of 2024, the Company repurchased a $15.5 million loan from Fannie Mae. As of December 31, 2024, the Company had foreclosed on the loan and recorded an OREO asset with a current carrying value of $14.8 million. During the fourth quarter of 2024, the Company received repurchase requests from Fannie Mae for two additional loans with a total UPB of $25.6 million. The Company repurchased one of the loans for $12.3 million. The Company and Fannie Mae agreed to an indemnification for the other loan with a UPB of $13.3 million. As of December 31, 2024, both loans were recorded as held for investment, and the Company recognized losses totaling $4.1 million for the year ended December 31, 2024, some of which was recognized as provision (benefit) for risk-sharing obligations.

Freddie Mac—The Company received repurchase requests from Freddie Mac related to two loans with UPBs of $11.4 million (“First Loan”) and $34.8 million (“Second Loan”). In March 2024, the Company entered into indemnifications with Freddie Mac for both the First Loan and Second Loan. As of December 31, 2024, the Company accounted for the First Loan as a loan held for investment with no loss reserve since the fair value of the collateral exceeds its carrying value. With respect to the Second Loan, as of December 31, 2024, the Company held an other asset (since the loan was foreclosed by Freddie Mac but still indemnified by the Company) with a carrying value of $25.5 million. For the year ended December 31, 2024, the Company recognized provision for credit losses of $9.3 million for this loan. The Company repurchased the First Loan during January 2025 at par.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These five loans are the only repurchase obligations in the Company’s history, and the Company has not yet incurred any realized credit losses associated with these repurchase obligations. The Company has evaluated its repurchase exposure under a breach of representations and warranties and does not believe there is a material unreserved exposure.

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

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status as of December 31, 2024 and 2023.

In addition to the Company’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed above, the Company also has the option to repurchase loans in certain situations. When the Company’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as Loans held for sale, at fair value with a corresponding liability that is included as a component of Warehouse notes payable on the Consolidated Balance Sheets. As of December 31, 2024, the balance of loans with a repurchase option included within Loans held for sale, at fair value was $189.5 million. As of December 31, 2024, the corresponding liabilities included within Warehouse notes payable (and NOTE 6) were $189.5 million. These are not cash transactions and thus are not reflected on the Consolidated Statements of Cash Flows and will not require a future cash outlay.

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Consolidated Statements of Income, were $10.3 million, $12.0 million, and $17.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Stock option awards were granted to executive officers in the past. The Company has not granted any stock option awards since 2017 and does not expect to issue stock options for the foreseeable future. A small number of vested but unexercised stock options is outstanding as of December 31, 2024.

Generally, the Company’s restricted stock awards for its officers and employees vest ratably over a three-year period based solely on continued employment. Restricted stock awards for non-employee directors fully vest after one year. Awards issued to the Company's production personnel sometimes vest over a period greater than three years.

The Company offers a performance share plan (“PSP”) principally for the Company’s executives and certain other members of senior management. The performance period for each PSP is three full calendar years beginning on January 1 of the grant year. Participants in the PSP receive restricted stock units (“RSUs”) on the grant date for the PSP in an amount equal to achievement of all performance targets at a maximum level. If the performance targets are met at the end of the performance period and the participant remains employed by the Company,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the participant fully vests in the RSUs, which immediately convert to unrestricted shares of common stock. If the performance targets are not met at the maximum level, the participant generally forfeits a portion or all of the RSUs. Generally, if the participant is no longer employed by the Company, the participant forfeits all of the RSUs. The performance targets for all the PSPs issued by the Company are based on meeting diluted earnings per share, return on equity, and total revenues goals. The Company records compensation expense for the PSP based on the grant-date fair value in an amount proportionate to the service time rendered by the participant and the expected achievement level of the goals.

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions on the Consolidated Balance Sheets as of December 31, 2024, 2023, 2022, and 2021.

	December 31,
(in thousands)	2024	2023	2022	2021
Cash and cash equivalents	$279,270	$328,698	$225,949	$305,635
Restricted cash	25,156	21,422	17,676	42,812
Pledged cash and cash equivalents (NOTE 9)	23,472	41,283	14,658	44,733
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$327,898	$391,403	$258,283	$393,180

The Company has made certain disclosures throughout the footnotes to the consolidated financial statements regarding non-cash transactions that are not reflected in the Consolidated Statements of Cash flows for the years ended December 31, 2024, 2023, and 2022. In addition to those disclosures, the following non-cash transactions are not reflected in the Consolidated Statements of Cash Flows: $6.0 million allowance charge-off of a loan held for investment for the year ended December 31, 2023 and the following activity for the year ended December 31, 2022: (i) $8.8 million issuance of common stock to settle contingent consideration liabilities, (ii) $5.5 million forgiveness of receivables related to acquisitions, and (iii) additions to contingent consideration liabilities from acquisitions of $118.0 million.

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

The Company had an immaterial accrual for uncertain tax positions as of December 31, 2024 and 2023.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Included in Net warehouse interest income, (expense) for the years ended December 31, 2024, 2023, and 2022 are the following components:

(in thousands)	For the year ended December 31,
Components of Net Warehouse Interest Income (Expense)	2024	2023	2022
Warehouse interest income	$40,058	$44,705	$65,065
Warehouse interest expense	(47,091)	(50,338)	(49,288)
Net warehouse interest income (expense)	$(7,033)	$(5,633)	$15,777

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 9), certain cash, cash equivalents, and securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2024 and 2023 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds (cash equivalent) and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. The Company does not record an allowance for credit losses for its Agency MBS, including those whose fair value is less than amortized cost. Agency MBS carry the guarantee of payment from the Agencies, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The contractual cash flows of Agency MBS are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities.

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

Due to this significant uncertainty, the Company considers the contractual AMF to be variable consideration, substantially all of which is constrained. The Company estimates the amount of consideration not subject to the constraint at each quarterly reporting period. The amount of AMF revenue recognized each period is based on an assessment of the projected cash collections expected over the next 12 months. This projection is based on historical distributions and other considerations. The Company recognized asset management fees of $21.6 million, $36.7

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

million, and $61.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The AMF receivable was $30.3 million as of December 31, 2024 and $40.2 million as of December 31, 2023. The asset management fee receivable is included in Receivables, net on the Consolidated Balance Sheets, and the AMF revenue is included within Investment management fees in the Consolidated Statements of Income.

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2024, 2023, and 2022:

Description (in thousands)	2024	2023	2022	Statement of income line item
Certain loan origination fees	$99,828	$71,445	$157,153	Loan origination and debt brokerage fees, net
Property sales broker fees	60,583	53,966	120,582	Property sales broker fees
Investment management fees	36,976	45,381	71,931	Investment management fees
Application fees, appraisal revenues, subscription revenues, syndication fees, and other revenues	67,991	87,417	80,304	Other revenues
Total revenues derived from contracts with customers	$265,378	$258,209	$429,970

Loans Held for Investment, net (“LHFI”)— As of December 31, 2024, loans held for investment consisted of three loans associated with the loans repurchased or indemnified in 2024 as discussed above. The carrying value of these three loans consisted of $36.9 million in unpaid principal balances. All of these loans are delinquent and on non-accrual.

Prior to 2024, loans held for investment consisted of multifamily interim loans originated by the Company through the Interim Loan Program (“ILP”) for properties that currently do not qualify for permanent Agency financing. These loans have terms of up to three years and are all interest-only, multifamily loans with similar risk characteristics and no geographic concentration.

As of December 31, 2024, the Company did not have any LHFI through the ILP. As of December 31, 2023, ILP loans consisted of two loans with an aggregate $40.1 million of unpaid principal balance less an immaterial amount of net unamortized deferred fees and costs and allowance for loan losses.

The Company did not have any ILP loans that were defaulted and in non-accrual status as of December 31, 2023. During 2023, the Company sold the underlying collateral of one delinquent loan for $8.7 million and wrote off the $6.0 million of collateral-based reserves. The Company had not recorded any interest related to this loan since it went on non-accrual in 2019. The amortized cost basis of the loans as of December 31, 2023 was $40.1 million. As of December 31, 2023, $14.2 million and $25.9 million of the loans that were current were originated in 2021, and 2019, respectively. LHFI are included as a component of Other assets on the Consolidated Balance Sheets.

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

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original maturity of three months or less. The Company had no cash equivalents, except as described in Pledged Securities above, as of December 31, 2024 and 2023.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for the good faith deposits from borrowers within Other liabilities on the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, notes receivable from the developers of affordable housing projects, asset management fees receivable, and other receivables. Substantially all of these receivables are expected to be collected within a short period of time and are with counterparties with high credit quality (such as the Agencies). Additionally, the Company has not experienced any material credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2024 and 2023.

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-09 Improvements to Income Tax Disclosures and 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2023-09 has an effective date for fiscal years starting in 2025. ASU 2024-03 has an effective date for the Company for fiscal years starting in 2027 and interim periods thereafter. The Company currently believes this ASU will not materially impact the Company’s consolidated financial statements or disclosures. There were no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements. As of December 31, 2024, the Company adopted ASU 2023-07 Segment Reporting which requires the disclosure of significant segment expenses and other segment items, including profitability metrics regularly reviewed by the Company’s CODM (as defined in NOTE 13). The adoption of ASU 2023-07 resulted in updates to the Company segment reporting disclosures in NOTE 13.

Reclassifications—The Company has made immaterial reclassifications to prior-year balances to conform to current-year presentation.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs was $1.4 billion as of both December 31, 2024 and 2023. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$41.9
200 basis point increase	81.0
Placement Fee Rate
50 basis point decrease	$49.7
100 basis point decrease	99.4

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2024 and 2023 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2024	2023
Beginning balance	$907,415	$975,226
Additions, following the sale of loan	156,984	142,129
Amortization	(203,600)	(199,633)
Pre-payments and write-offs	(8,400)	(10,307)
Ending balance	$852,399	$907,415

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2024 and 2023:

Components of MSRs (in thousands)	December 31, 2024	December 31, 2023
Gross value	$1,808,295	$1,733,844
Accumulated amortization	(955,896)	(826,429)
Net carrying value	$852,399	$907,415

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
Amortization
Year Ending December 31, (in thousands)
2025	$196,031
2026	170,206
2027	148,502
2028	117,411
2029	85,596
Thereafter	134,653
Total	$852,399

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income. Prepayment fees totaling $3.5 million, $3.5 million, and $26.5 million were earned for 2024, 2023,

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and 2022, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Placement fees totaling $137.6 million, $127.4 million, and $43.3 million were earned for the years ended December 31, 2024, 2023, and 2022, respectively, and are included as a component of Placement fees and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were immaterial for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis in conjunction with the Company’s assessment of the allowance for risk-sharing obligations. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2024, 2023, and 2022.

As of December 31, 2024, the weighted-average remaining life of the aggregate MSR portfolio was 6.1 years.

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. The Company does not provide a guaranty for any other loan product it sells or brokers. Substantially all loans sold under the Fannie Mae DUS program contain modified or full- risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for CECL, for all loans in its Fannie Mae at-risk servicing portfolio and an immaterial number of Freddie Mac SBL pre-securitized loans as discussed in NOTE 2. Most loans are collectively evaluated, while a small portion are individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans which are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an immaterial amount of reserves for Freddie Mac SBL loans, is presented as Allowance for risk-sharing obligations on the Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2024 and 2023 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2024	2023
Beginning balance	$31,601	$44,057
Provision (benefit) for risk-sharing obligations	(974)	(10,448)
Write-offs	(468)	(2,008)
Other	(2,000)	—
Ending balance	$28,159	$31,601

The Company assesses several qualitative and quantitative factors including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision impact during each quarter for the years ended December 31, 2024, 2023, and 2022 follows.

	2024
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	$60.6	$62.9	N/A
CECL allowance (in millions)	$25.0	$24.9	$23.4	$24.2	N/A
Provision (benefit) for CECL allowance (in millions)	$(6.6)	$(0.1)	$(1.5)	$0.8	$(7.4)

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2023
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.3	2.4	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	$57.4	$58.5	N/A
CECL allowance (in millions)	$28.7	$28.9	$31.0	$31.6	N/A
Provision (benefit) for CECL allowance (in millions)	$(11.0)	$0.2	$0.5	$0.6	$(9.7)

	2022
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	3.0	2.2	2.2	2.1	N/A
Reversion-period loss rate (in basis points)	2.0	1.7	1.7	1.7	N/A
Historical loss rate (in basis points)	1.2	1.2	1.2	1.2	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$49.7	$51.2	$52.1	$54.0	N/A
CECL allowance (in millions)	$42.5	$37.7	$38.9	$39.7	N/A
Provision (benefit) for CECL allowance (in millions)	$(9.4)	$(4.8)	$1.2	$(0.9)	$(13.9)

During the first quarters of both 2024 and 2023, the Company updated its ten-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. The look-back period updates resulted in the historical loss rate factors decreasing and the benefit for CECL allowance, as noted in the table above. The Company also increased its forecast-period and reversion-period loss rates, during the three months ended March 31, 2023 to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2024, the ratio of the forecast-period loss rate to the historical loss rate increased, resulting in a much lower benefit for CECL allowance than in 2023.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2024 was 5.7 years compared to 6.4 years as of December 31, 2023.

Three Fannie Mae DUS loans and three Freddie Mac SBLs had aggregate collateral-based reserves of $4.0 million as of December 31, 2024 compared to three loans (all Fannie Mae DUS loans) that had aggregate collateral-based reserves of $2.8 million as of December 31, 2023.

Activity related to the guaranty obligation for the years ended December 31, 2024 and 2023 follows:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2024	2023
Beginning balance	$39,868	$43,950
Additions, following the sale of loan	4,218	4,040
Amortization and write-offs	(8,106)	(8,122)
Ending balance	$35,980	$39,868

As of December 31, 2024 and 2023, the maximum quantifiable contingent liability associated with the Company’s guarantees for the at-risk loans serviced under the Fannie Mae DUS agreement was $12.9 billion and $11.9 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $135.3 billion as of December 31, 2024 compared to $130.5 billion as of December 31, 2023

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of both December 31, 2024 and 2023, custodial deposit accounts relating to loans serviced by the Company totaled $2.7 billion. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Consolidated Statements of Income. Certain cash deposits exceed the FDIC insured limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of December 31, 2024, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of December 31, 2024, the Company had one warehouse line of credit with a national bank to assist in funding loans held for investment under the ILP (“Interim Warehouse Facility”). The Company has historically pledged the majority of its loans held for investment against the Interim Warehouse Facility. The Company’s ability to originate and hold loans held for investment depends upon market conditions and its ability to secure and maintain these types of short-term financings on acceptable terms. As of December 31, 2024, the Interim Warehouse Facility had $100.0 million of total facility capacity with no outstanding balance. The interest rate on the Interim Warehouse Facility is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 250 to 300 basis points.

The interest rate for all our warehouse facilities is based on SOFR. The maximum amount and outstanding borrowings under Warehouse notes payable as of December 31, 2024 and 2023 follow:

	December 31, 2024
(in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$69,401	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	137,792	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	102,463	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	66,861	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	950,000	1,000,000	11,461	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,650,000	2,150,000	3,800,000	$387,978
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	204,542
Total Agency Warehouse Facilities	$1,650,000	3,650,000	5,300,000	$592,520
Liabilities associated with loans held for sale due to a repurchase option (NOTE 2)	—	—	—	189,452
Total Borrowings	$1,650,000	$3,650,000	$5,300,000	$781,972

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2023
(in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$88,586	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	7,500	SOFR plus 1.30%
Agency Warehouse Facility #3	600,000	265,000	865,000	177,262	SOFR plus 1.35%
Agency Warehouse Facility #4	200,000	225,000	425,000	53,403	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	42,120	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,825,000	$2,040,000	$3,865,000	$368,871
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	201,973
Total Agency Warehouse Facilities	$1,825,000	$3,540,000	$5,365,000	$570,844
(1)	Interest rate presented does not include the effect of any interest rate floors.

Interest expense under the warehouse notes payable for the years ended December 31, 2024, 2023, and 2022 aggregated to $47.1 million, $50.3 million, and $49.3 million, respectively. Included in interest expense in 2024, 2023, and 2022 were the amortization of facility fees totaling $2.4 million, $3.2 million, and $3.6 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants at December 31, 2024.

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

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $325.0 million committed warehouse line that is scheduled to mature on August 27, 2025. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2024, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 11, 2025. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2024, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Agency Warehouse Facility #3:

The Company has a $425.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 15, 2025. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $425.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2024, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date, updated the interest rate as shown in the table above, and updated the committed and uncommitted borrowing capacities.

Agency Warehouse Facility #4:

The Company has a $150.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2025. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $225.0 million of uncommitted borrowing capacity that bears interest at a rate of SOFR plus 130 basis points. During 2024, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date and updated the committed and uncommitted borrowing capacities.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $50.0 million committed and a $950.0 million uncommitted advance credit facility that is scheduled to mature on September 11, 2025. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of SOFR plus 145 basis points. During 2024, the Company executed an amendment to the warehouse agreement related to this facility to extend the maturity date and updated the committed and uncommitted borrowing capacities.

No other material modifications were made to the Agency warehouse agreements during 2024.

Uncommitted Agency Warehouse Facility:

The Company has a $1.5 billion uncommitted facility with Fannie Mae under its As Soon As Pooled funding program. After approval of certain loan documents, Fannie Mae will fund loans after closing, and the advances are used to repay the primary warehouse line. Fannie Mae will advance 99% of the loan balance. There is no expiration date for this facility. The uncommitted facility has no specific negative or financial covenants.

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

Term Loan Notes Payable

On December 16, 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”) that replaced the Company’s prior credit agreement and provided for a $600.0 million term loan (the “Term Loan”). The Term loan was issued at a 0.25% discount, has a stated maturity date of December 16, 2028 (or, if earlier, the date of acceleration in the event of a default of the Term Loan

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

pursuant to the term of the Term Loan Agreement), and bears interest at SOFR plus 225 basis points with a SOFR floor of 50 basis points. At any time, the Company may also elect to request one or more incremental term loan commitments not to exceed $230.0 million and 100% of trailing four-quarter Consolidated Adjusted EBITDA, provided that the total indebtedness would not cause the secured leverage ratio (as defined in the Credit Agreement) to exceed 3.00 to 1.00.

On January 12, 2023, the Company entered into a lender joinder agreement and amendment to the Credit Agreement that provided for an additional borrowing (“Incremental Term Loan”) with a principal amount of $200.0 million, modified the ratio thresholds related to mandatory prepayments, and included a provision that allows additional types of indebtedness. The Incremental Term Loan was issued at a 2.0% discount and contains similar repayment terms as the Term Loan. The Company used approximately $115.9 million of the proceeds to pay off the Alliant note payable, accrued interest, and other fees. The Alliant note payable was a note payable held at the Company’s wholly owned subsidiary, Alliant (now referred to as Walker & Dunlop Affordable Equity or “WDAE”).

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

The Company is obligated to make principal payments on the Term Debt in consecutive quarterly installments equal to 0.25% of the aggregate original principal amount of the Corporate Debt on the last business day of each of March, June, September, and December. The Corporate Debt also requires certain other prepayments in certain circumstances pursuant to the terms of the Term Loan Agreements. The remaining unpaid principal balance of the Corporate Debt is required to be paid in full on December 16, 2028 (or, if earlier, the date of acceleration of the term loan pursuant to the terms of the Term Loan Agreements) and will be in an amount equal to the aggregate outstanding principal of the Corporate Debt on such date (together with all accrued interest thereon).

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

The Credit Agreement contains customary events of default (which are, in some cases, subject to certain exceptions, thresholds, notice requirements, and grace periods), including, but not limited to, non-payment of principal, interest, or other amounts, misrepresentations, failure to perform or observe covenants, cross-defaults with certain other indebtedness or material agreements, certain change in control events, voluntary or involuntary bankruptcy proceedings, failure of the Credit Agreements or other loan documents to be valid and binding, certain ERISA events and judgments. The Company is in compliance with all covenants related to the Credit Agreement.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the components of the notes payable as of December 31, 2024 and 2023:

(in thousands, unless otherwise specified)	December 31,
	2024	2023	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$778,481	$588,000	Quarterly principal payments of $1.5 million in 2023 and $2.0 million in 2024;
Unamortized debt discount	(3,484)	(1,033)
Unamortized debt issuance costs	(6,953)	(6,177)
Carrying balance	$768,044	$580,790

Incremental Term Loan Note Payable
Unpaid principal balance	$—	$198,500	Quarterly principal payments of $0.5 million;
Unamortized debt discount	—	(3,354)	Interest rate varies - see above for further details
Unamortized debt issuance costs	—	(2,578)
Carrying balance	$—	$192,568

Note Payable	$768,044	$773,358

The scheduled maturities, as of December 31, 2024, for the aggregate of the warehouse notes payable and the notes payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the Term Debt note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the Credit Agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities (1)
2025	$600,539
2026	8,024
2027	8,024
2028	754,434
2029	—
Thereafter	—
Total	$1,371,021
(1)	The scheduled maturities above do not include Liabilities associated with loans held for sale due to a repurchase option as these liabilities are not cash transactions and have no associated maturity dates.

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2024 were or are expected to be repaid in 2025.

Interest on the Company’s warehouse notes payable and notes payable are based on SOFR.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill by reportable segments as of and for the years ended December 31, 2024 and 2023 follows:

	For the year ended December 31,
(in thousands)	2024			2023
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	439,521	$963,710	$520,191	$439,521	$959,712
Additions from acquisitions	—	—	—	—	—	—
Measurement-period and other adjustments	—	—	—	3,998	—	3,998
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$62,000	—	$62,000	$—	$—	$—
Impairment	33,000	—	33,000	62,000	—	62,000
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$62,000	$—	$62,000

Goodwill	$429,189	$439,521	$868,710	$462,189	$439,521	$901,710

(1) As of both December 31, 2024, and 2023, no goodwill was allocated to the Corporate reportable segment.

In 2022, the Company acquired 100% of the equity interests of GeoPhy B.V. (“GeoPhy”), a Netherlands-based commercial real-estate technology company, that generated $214.0 million of goodwill which was allocated to two reporting units within the Company’s Capital Markets reportable segment. As part of the acquisition, the Company also obtained GeoPhy’s 50% interest in the Company’s appraisal joint venture, Apprise. Prior to the acquisition, the Company accounted for its 50% investment in Apprise under the equity method. The remeasurement of the Company’s existing 50% interest resulted in a $39.6 million gain (“Apprise revaluation gain”) that is included as a component of Other revenues in the Consolidated Statements of Income.

In connection with its annual impairment evaluation performed on October 1, 2024 and 2023, the Company recognized goodwill impairments totaling $33.0 million and $62.0 million, respectively, as seen above. The estimated fair value of one reporting unit in 2024 and two reporting units in 2023 declined below their carrying values. The Company estimated the fair value of the reporting units based on discounted cash flow models that utilized significant unobservable inputs and assumptions. In 2024, the Company allocated the goodwill impairment to one of the reporting units to which the GeoPhy operations and goodwill are assigned as discussed above. In 2023, the Company allocated the goodwill impairment to the two reporting units to which the GeoPhy operations and goodwill are assigned. Due to sustained challenging market conditions resulting from the rapidly increasing interest rate environment that has impacted the multifamily market over the past two years, management’s projected cash flows for these two reporting units declined due to lower than projected revenues and growth rates.

Other Intangible Assets

The Company’s other intangible assets consist primarily of acquired customer contracts and technology intellectual property intangibles. The Company had no indefinite-lived intangible assets as of December 31, 2024 and 2023, and assesses its other intangible assets for impairment periodically. Activity related to other intangible assets for the years ended December 31, 2024 and 2023 follows:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
Roll Forward of Other Intangible Assets (in thousands)	2024	2023
Beginning balance	$181,975	$198,643
Additions from acquisitions	—	—
Amortization(1)	(15,016)	(16,668)
Write-offs(1)	(10,066)	—
Ending balance	$156,893	$181,975

(1) Amortization and Write-offs of Other Intangible Assets are recognized in Amortization and depreciation in the Consolidated Statements of Income.

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of December 31, 2024 and December 31, 2023:

Components of Other Intangible Assets (in thousands)	December 31, 2024	December 31, 2023
Gross value	$210,616	$220,682
Accumulated amortization	(53,723)	(38,707)
Net carrying value	$156,893	$181,975

The expected amortization of other intangible assets shown in the Consolidated Balance Sheet as of December 31, 2024 is shown in the table below. Actual amortization may vary from these estimates.

Expected
Amortization
Year Ending December 31, (in thousands)
2025	$15,016
2026	15,016
2027	15,016
2028	15,016
2029	14,952
Thereafter	81,877
Total	$156,893

As of December 31, 2024, the weighted average remaining life of all the other intangible assets was 10.9 years.

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities, as of and for the years ended December 31, 2024 and 2023 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2024	2023
Beginning balance	$113,546	$200,346
Accretion	1,629	1,790
Fair value adjustments	(50,321)	(62,500)
Payments	(34,317)	(26,090)
Ending balance	$30,537	$113,546

The contingent consideration liabilities presented in the table above relate to: (i) acquisitions of debt brokerage and investment sales brokerage companies completed over the past several years, (ii) the Company’s LIHTC subsidiary, and (iii) the GeoPhy acquisition. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earn-out periods related to the contingent

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

consideration ends in the third quarter of 2027. In each case, the Company estimated the initial fair value, and remeasured the December 31, 2024 and 2023 fair values, of the contingent consideration using a Monte Carlo simulation.

During 2024, the Company made fair value adjustments as seen above on contingent consideration liabilities associated with the Company’s LIHTC subsidiary and the GeoPhy acquisition based primarily on updated management forecasts that resulted in a lower probability of achievement. In 2023, the Company made only fair value adjustments on contingent consideration liabilities associated with the GeoPhy acquisition.

The adjustments to the fair value of contingent considerations for the years ended December 31, 2024 and 2023 are included within Fair value adjustments to contingent consideration liabilities in the Consolidated Statements of Income.

The fair value adjustments in 2024 and 2023 are non-cash, and thus not reflected in the amount of cash consideration paid on the Consolidated Statements of Cash Flows.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

collateralization, adjusted to reflect nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
December 31, 2024
Assets
Loans held for sale	$—	$780,749	$—	$780,749
Pledged securities	23,472	183,432	—	206,904
Derivative assets	—	30,175	—	30,175
Total	$23,472	$994,356	$—	$1,017,828

Liabilities
Derivative liabilities	$—	$915	$—	$915
Contingent consideration liabilities(1)	—	—	30,537	30,537
Total	$—	$915	$30,537	$31,452

December 31, 2023
Assets
Loans held for sale	$—	$594,998	$—	$594,998
Pledged securities	41,283	142,798	—	184,081
Derivative assets	—	31,451	—	31,451
Total	$41,283	$769,247	$—	$810,530

Liabilities
Derivative liabilities	$—	$28,247	$—	$28,247
Contingent consideration liabilities(1)	—	—	113,546	113,546
Total	$—	$28,247	$113,546	$141,793

(1)	For a detailed roll forward of this Level 3 liability, refer to “Roll Forward of Contingent Consideration Liabilities” in NOTE 7.

There were no transfers between any of the levels within the fair value hierarchy during any of the years presented in the consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Derivative instruments (Level 2) are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments is presented below for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
Derivative Assets and Liabilities, net (in thousands)	2024	2023
Beginning balance	$3,204	$15,560
Settlements	(404,099)	(388,682)
Realized gains (losses) recorded in earnings(1)	400,895	373,122
Unrealized gains (losses) recorded in earnings(1)	29,260	3,204
Ending balance	$29,260	$3,204
(1)	Realized and unrealized gains (losses) from derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Contingent consideration liabilities	$30,537	Monte Carlo Simulation	Probability of earnout achievement	0% - 100%	29%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2024 and December 31, 2023 are presented below:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$279,270	$279,270	$328,698	$328,698
Restricted cash	25,156	25,156	21,422	21,422
Pledged securities	206,904	206,904	184,081	184,081
Loans held for sale	780,749	780,749	594,998	594,998
Loans held for investment, net(1)	32,866	32,866	40,056	40,139
Derivative assets(1)	30,175	30,175	31,451	31,451
Total financial assets	$1,355,120	$1,355,120	$1,200,706	$1,200,789

Financial Liabilities:
Derivative liabilities(2)	$915	$915	$28,247	$28,247
Contingent consideration liabilities(2)	30,537	30,537	113,546	113,546
Secured borrowings(2) (NOTE 2)	59,441	59,441	—	—
Warehouse notes payable	781,706	781,972	596,178	596,428
Notes payable	768,044	778,481	773,358	786,500
Total financial liabilities	$1,640,643	$1,651,346	$1,511,329	$1,524,721
(1)	Included as a component of Other assets (NOTE 15) on the Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities (NOTE 15) on the Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of December 31, 2024 and 2023:

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

Contingent Consideration Liability—Consists of the estimated fair values of expected future earnout payments related to acquisitions completed primarily in 2021 and 2022. The earn-out liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and discount rate to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

Derivative Instruments—Consist of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is determined after considering the potential impact of collateralization.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

●	the estimated gain of the expected loan sale to the investor (Level 2);
●	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained (Level 2);
●	the effects of interest rate movements between the date of the rate lock and the balance sheet date (Level 2); and
●	the nonperformance risk of both the counterparty and the Company (Level 2; derivative instruments only).

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

To calculate the effects of interest rate movements, the Company uses applicable published U.S. Treasury prices and multiplies the price movement between the rate lock date and the balance sheet date by the notional loan commitment amount (Level 2).

The fair value of the Company's forward sales contracts to investors considers the effects of interest rate movements between the trade date and the balance sheet date (Level 2). The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of the Company’s counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal (Level 2).

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2024 and 2023:

		Fair Value Adjustment Components			Balance Sheet Location
							Fair Value
	Notional or	Estimated		Total			Adjustment
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	to Loans
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Held for Sale
December 31, 2024
Rate lock commitments	$472,905	$19,968	$(5,338)	$14,630	$14,930	$(300)	$—
Forward sale contracts	1,258,323	—	14,630	14,630	15,245	(615)	—
Loans held for sale	785,418	4,623	(9,292)	(4,669)	—	—	(4,669)
Total		$24,591	$—	$24,591	$30,175	$(915)	$(4,669)

December 31, 2023
Rate lock commitments	$463,626	$15,908	$11,492	$27,400	$27,400	$—	$—
Forward sale contracts	1,035,964	—	(24,196)	(24,196)	4,051	(28,247)	—
Loans held for sale	572,338	9,956	12,704	22,660	—	—	22,660
Total		$25,864	$—	$25,864	$31,451	$(28,247)	$22,660
(1)	Included as a component of Other assets (NOTE 15) on the Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities (NOTE 15) on the Consolidated Balance Sheets.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of December 31, 2024. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2024 collateral requirements as outlined above. As of December 31, 2024, reserve requirements for the December 31, 2024 DUS loan portfolio will require the Company to fund $71.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has in the past reassessed the DUS Capital Standards and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of December 31, 2024. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of December 31, 2024, the net worth requirement was $324.4 million, and the Company's net worth, as defined in the requirements, was $992.6 million, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2024, the Company was required to maintain at least $64.5 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $253.9 million as of December 31, 2024, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value consisted of the following balances as of December 31, 2024, 2023, 2022, and 2021:

	December 31,
Pledged Securities (in thousands)	2024	2023	2022	2021
Restricted cash	$3,015	$2,727	$5,788	$3,779
Money market funds	20,457	38,556	8,870	40,954
Total pledged cash and cash equivalents	$23,472	$41,283	$14,658	$44,733
Agency MBS	183,432	142,798	142,624	104,263
Total pledged securities, at fair value	$206,904	$184,081	$157,282	$148,996

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2. The following table provides additional information related to the AFS Agency MBS as of December 31, 2024 and 2023:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2024	December 31, 2023
Fair value	$183,432	$142,798
Amortized cost	182,912	143,862
Total gains for securities with net gains in AOCI	1,650	1,036
Total losses for securities with net losses in AOCI	(1,130)	(2,100)
Fair value of securities with unrealized losses	136,976	103,003

Pledged securities with a fair value of $78.4 million, an amortized cost of $79.5 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2024
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	86,842	86,971
After five years through ten years	80,010	79,495
After ten years	16,580	16,446
Total	$183,432	$182,912

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 10—SHARE-BASED PAYMENT

As of December 31, 2024, there were 12.0 million shares of stock authorized for issuance to directors, officers, and employees under the 2024 Equity Incentive Plan, which was approved by the stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, that entitles recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As of December 31, 2024, 2.2 million shares remain available for grant under the 2024 Equity Incentive Plan.

Under the 2024 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during the years presented in the Consolidated Statements of Income, all without cost to the grantee. For the year ended December 31, 2024, the Company granted 0.2 million RSUs to the executive officers and certain other employees in connection with PSPs (“performance awards”). For both the years ended 2023 and 2022, the Company granted 0.2 million RSUs to the executive officers and certain other employees in connection with PSPs. The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2024, the RSUs issued in connection with the 2024, 2023, and 2022 PSPs are unvested and outstanding.

The performance period for the 2021 PSP concluded on December 31, 2023. None of the targets were met, resulting in no 2021 PSP shares vesting in 2024. As of December 31, 2024, the Company concluded that the three performance targets related to the 2022 PSP and 2023 PSP were not probable of achievement. With respect to the 2024 PSP, the Company determined that the three targets were achievable at varying levels as of December 31, 2024.

The following table summarizes stock compensation expense for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2024	2023	2022
Restricted shares	$24,907	$29,452	$29,650
PSP "RSUs"	2,419	(1,610)	4,337
Total stock compensation expense	$27,326	$27,842	$33,987

Excess tax benefit recognized	$1,674	$2,972	$6,106

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits recognized above reduced income tax expense.

The following table summarizes restricted share activity for the year ended December 31, 2024:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested as of January 1, 2024	912,738	$88.33
Granted	287,973	98.45
Vested	(373,267)	92.79
Forfeited	(42,476)	92.70
Nonvested as of December 31, 2024	784,968	$89.69

The fair value of restricted share awards granted during 2024 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2023 and 2022 were $84.78 per share and $110.98 per share, respectively. The fair value of the restricted shares that vested during the years ended December 31, 2024, 2023, and 2022 were $36.3 million, $31.5 million, and $49.8 million, respectively.

As of December 31, 2024, the total unrecognized compensation cost for outstanding restricted shares was $38.9 million. As of December 31, 2024, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.2 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes activity related to RSU performance awards for the year ended December 31, 2024:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested as of January 1, 2024	641,788	$100.07
Granted	188,065	93.19
Vested	—	—
Forfeited	(218,287)	101.35
Cancelled	(11,607)	129.99
Nonvested as of December 31, 2024	599,959	$96.86

The fair value of performance awards granted during 2024 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2023 and 2022 were $76.17 per share and $130.26 per share, respectively. The fair values of the performance awards that vested during the years ended December 31, 2023, and 2022, were $20.5 million and $29.4 million, respectively. There were no performance share vestings during the year ended December 31, 2024.

As of December 31, 2024, the total unrecognized compensation cost for outstanding performance awards was $6.4 million. As of December 31, 2024, the weighted-average period over which this unrecognized compensation cost will be recognized is 2.1 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2024.

The following table summarizes stock options activity for the year ended December 31, 2024:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contract Life	Value
Stock Options Activity	Options	Price	(Years)	(in thousands)
Outstanding as of January 1, 2024	82,380	$19.68
Exercised	(74,036)	17.41
Outstanding as of December 31, 2024	8,344	$39.82		$

Exercisable as of December 31, 2024	8,344	$39.82	2.1	$479

The total intrinsic value of the stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $5.9 million, $8.0 million, and $1.1 million, respectively. We received no cash from the exercise of options for each of the years ended December 31, 2024, 2023, and 2022.

NOTE 11 — EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings per share (“EPS”) is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors that entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2024, 2023, and 2022 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2024	2023	2022
Calculation of basic EPS
Walker & Dunlop net income	$108,167	$107,357	$213,820
Less: dividends and undistributed earnings allocated to participating securities	2,441	2,752	6,100
Net income applicable to common stockholders	$105,726	$104,605	$207,720
Weighted-average basic shares outstanding	33,116	32,697	32,326
Basic EPS	$3.19	$3.20	$6.43

Calculation of diluted EPS
Net income applicable to common stockholders	$105,726	$104,605	$207,720
Add: reallocation of dividends and undistributed earnings based on assumed conversion	1	3	41
Net income allocated to common stockholders	$105,727	$104,608	$207,761
Weighted-average basic shares outstanding	33,116	32,697	32,326
Add: weighted-average diluted non-participating securities	42	178	361
Weighted-average diluted shares outstanding	33,158	32,875	32,687
Diluted EPS	$3.19	$3.18	$6.36

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the years ended December 31, 2024, 2023, and 2022, 80 thousand, 312 thousand, and 201 thousand average restricted shares, respectively were excluded from the computation of diluted EPS under the treasury-stock method.

Under the 2024 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2024, 2023, and 2022, the Company repurchased and retired 127 thousand, 130 thousand, and 149 thousand restricted shares at a weighted average market price of $97.45, $90.19, and $125.28, respectively, upon grantee vesting. For the years ended December 31, 2023 and 2022, the Company repurchased and retired 91 thousand and 90 thousand restricted share units at a weighted average market price of $96.89 and $139.75, respectively. The Company did not repurchase any restricted share units during the year ended December 31, 2024.

Stock Repurchase Programs

In February 2025, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 21, 2025.

In February 2024, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period beginning on February 23, 2024. In 2024, the Company did not repurchase any shares of its common stock under the 2024 share repurchase program.  The Company had $75.0 million of authorized share repurchase capacity remaining under the 2024 share repurchase program as of December 31, 2024.

In 2023, the Company did not repurchase any shares of its common stock under a share repurchase program.

In 2022, the Company repurchased 109 thousand shares of its common stock under a share repurchase program at a weighted average price of $101.77 per share and immediately retired the shares, reducing stockholders’ equity by $11.1 million.

Dividends

In February 2025, our Board of Directors declared a dividend of $0.67 per share for the first quarter of 2025. The dividend will be paid on March 14, 2025 to all holders of record of our restricted and unrestricted common stock as of February 28, 2025.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Term Loan contains direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

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

During the fourth quarter of 2024, the Company purchased a noncontrolling interest for cash consideration of $11.9 million, all of which was paid at the time of closing. The purchase of the noncontrolling interest resulted in an increase to APIC of $9.0 million (a non-cash transaction) for the excess of the noncontrolling interest balance over the purchase price.

In 2024, 2023, and 2022, $4.4 million, $3.0 million, and $6.6 million, respectively, of stock was issued to employees, for which we had an accrued liability prior to the issuance of the award. Upon issuance, the accrued liability was reclassed to APIC, a non-cash transaction.

NOTE 12—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal, state, and international income taxes based on current tax law. The Company began incurring international income taxes in 2022 in connection with the Company’s acquisition of GeoPhy. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of income tax expense for the years ended December 31, 2024, 2023, and 2022:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2024	2023	2022
Current
Federal	$29,389	$25,712	$23,014
State	5,673	8,401	11,065
International	(2,019)	(285)	3,516
Total current expense	$33,043	$33,828	$37,595

Deferred
Federal	$(1,713)	$1,250	$19,114
State	(125)	(434)	3,775
International	(662)	382	(4,450)
Total deferred expense (benefit)	$(2,500)	$1,198	$18,439
Total income tax expense	$30,543	$35,026	$56,034

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	For the year ended December 31,
(in thousands)	2024	2023	2022
Statutory federal expense	$27,615	$29,021	$56,350
Statutory state income tax expense, net of federal tax benefit	4,216	6,465	13,405
Excess tax benefits, net of federal tax impact	(1,674)	(2,972)	(6,106)
Tax benefit of Apprise revaluation gain	—	—	(10,329)
Nondeductible expenses	3,381	3,064	3,797
Non U.S. earnings (loss)	(2,117)	224	(934)
Other	(878)	(776)	(149)
Income tax expense	$30,543	$35,026	$56,034

Under the provisions of Section 162(m) of the Internal Revenue Code (“162(m)”), the deductibility of executive compensation is limited to $1 million per year for each named executive officer (“NEO”). Based on the information available as of December 31, 2024, 2023, and 2022, the Company believed that it is more likely than not a significant portion of NEO stock-based and other deferred compensation book expense will exceed the $1 million limitation in future years when the shares vest, resulting in no tax deductibility for the book expense associated with these compensation agreements and no deferred tax assets. Additionally, for each of the years presented above, portions of NEO compensation other than stock and other deferred compensation were above the $1 million limitation, resulting in no tax deductibility for amounts above the $1 million limitation. The majority of the nondeductible expenses shown in the table above relate to these two impacts from 162(m).

As discussed in NOTE 7, the Company recognized the Apprise revaluation gain in connection with its acquisition of GeoPhy in 2022. The gain is an unrealized, non-taxable gain, resulting in the reduction to income tax expense by the amount shown in the table above.

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2024	2023
Deferred Tax Assets
Compensation related	$5,978	$433
Credit losses	10,202	7,604
Other	6,484	1,970
Total deferred tax assets	$22,664	$10,007

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(6,247)	$(5,254)
Mortgage servicing rights related	(196,678)	(205,978)
Acquisition related (1)	(52,936)	(37,056)
Depreciation	(8,189)	(7,091)
Total deferred tax liabilities	$(264,050)	$(255,379)
Deferred tax liabilities, net	$(241,386)	$(245,372)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the years ended December 31, 2024, 2023, and 2022, the Company recognized an immaterial amount of deferred tax assets or liabilities that are not included as a component of deferred tax expense. A significant portion of these differences relates to AFS securities. The Company is required to treat unrealized gains and losses on AFS securities as currently taxable income, impacting its deferred expense but not the deferred tax assets or liabilities.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2024, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will materially increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

Pillar Two

A framework known as Pillar Two became effective for some countries in 2024. Pillar Two is designed to ensure large multinational enterprises pay a minimum level of tax on the income arising in each jurisdiction where they operate. Pillar Two has not had an impact on the Company’s tax liabilities as the Company’s corporate income tax rate in each of the jurisdictions it operates in is higher than the minimum thresholds established by Pillar Two.

NOTE 13—SEGMENTS

Reportable Segments

The Company’s executive leadership team, which functions as the Company’s chief operating decision making body (“CODM”), makes decisions and assesses performance based on the financial measures disclosed below for each of the following three reportable segments. The reportable segments are determined based on the product or service provided and reflect the manner in which management is currently evaluating the Company’s financial information.

(i)	Capital Markets—CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various lenders and investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the years ended December 31, 2024, 2023, and 2022.

Segment Results and Total Assets (in thousands, except per share data and ratios)	As of and for the year ended December 31, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$271,996	$4,566	$—	$276,562
Fair value of expected net cash flows from servicing, net	153,593	—	—	153,593
Servicing fees	—	325,644	—	325,644
Property sales broker fees	60,583	—	—	60,583
Investment management fees	—	36,976	—	36,976
Net warehouse interest income (expense)	(8,780)	1,747	—	(7,033)
Placement fees and other interest income	—	153,350	14,611	167,961
Other revenues	47,449	69,366	1,389	118,204
Total revenues	$524,841	$591,649	$16,000	$1,132,490

Expenses
Personnel(1)	$399,256	$83,050	$76,940	$559,246
Amortization and depreciation	4,551	226,067	6,931	237,549
Provision (benefit) for credit losses	—	10,839	—	10,839
Interest expense on corporate debt	19,489	43,834	6,363	69,686
Goodwill impairment	33,000	—	—	33,000
Fair value adjustments to contingent consideration liabilities	(39,491)	(10,830)	—	(50,321)
Other operating expenses	20,744	43,064	77,182	140,990
Total expenses	$437,549	$396,024	$167,416	$1,000,989
Income (loss) from operations	$87,292	$195,625	$(151,416)	$131,501
Income tax expense (benefit)	20,275	45,437	(35,169)	30,543
Net income (loss) before noncontrolling interests	$67,017	$150,188	$(116,247)	$100,958
Less: net income (loss) from noncontrolling interests	353	(7,562)	—	(7,209)
Walker & Dunlop net income (loss)	$66,664	$157,750	$(116,247)	$108,167

Total assets	$1,407,206	$2,439,986	$534,801	$4,381,993
Diluted EPS	$1.97	$4.65	$(3.43)	$3.19
Operating margin	17%	33%	(946)%	12%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Results and Total Assets (in thousands, except per share data and ratios)	As of and for the year ended December 31, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$232,625	$1,784	$—	$234,409
Fair value of expected net cash flows from servicing, net	141,917	—	—	141,917
Servicing fees	—	311,914	—	311,914
Property sales broker fees	53,966	—	—	53,966
Investment management fees	—	45,381	—	45,381
Net warehouse interest income (expense)	(9,497)	3,864	—	(5,633)
Placement fees and other interest income	—	141,374	13,146	154,520
Other revenues	57,755	59,526	685	117,966
Total revenues	$476,766	$563,843	$13,831	$1,054,440

Expenses
Personnel(1)	$375,450	$74,407	$64,433	$514,290
Amortization and depreciation	4,550	214,978	7,224	226,752
Provision (benefit) for credit losses	—	(10,452)	—	(10,452)
Interest expense on corporate debt	18,779	42,489	7,208	68,476
Goodwill impairment	62,000	—	—	62,000
Fair value adjustments to contingent consideration liabilities	(62,500)	—	—	(62,500)
Other operating expenses	19,994	28,582	69,101	117,677
Total expenses	$418,273	$350,004	$147,966	$916,243
Income (loss) from operations	$58,493	$213,839	$(134,135)	$138,197
Income tax expense (benefit)	14,824	54,198	(33,996)	35,026
Net income (loss) before noncontrolling interests	$43,669	$159,641	$(100,139)	$103,171
Less: net income (loss) from noncontrolling interests	2,489	(6,675)	—	(4,186)
Walker & Dunlop net income (loss)	$41,180	$166,316	$(100,139)	$107,357

Total assets	$1,193,137	$2,273,033	$586,177	$4,052,347
Diluted EPS	$1.22	$4.93	$(2.97)	$3.18
Operating margin	12%	38%	(970)%	13%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Results and Total Assets (in thousands, except per share data and ratios)	As of and for the year ended December 31, 2022
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$345,779	$2,228	$—	$348,007
Fair value of expected net cash flows from servicing, net	191,760	—	—	191,760
Servicing fees	—	300,191	—	300,191
Property sales broker fees	120,582	—	—	120,582
Investment management fees	—	71,931	—	71,931
Net warehouse interest income (expense)	9,667	6,110	—	15,777
Placement fees and other interest income	—	51,010	1,820	52,830
Other revenues	41,046	75,960	40,669	157,675
Total revenues	$708,834	$507,430	$42,489	$1,258,753

Expenses
Personnel(1)	$485,958	$69,970	$51,438	$607,366
Amortization and depreciation	3,084	225,515	6,432	235,031
Provision (benefit) for credit losses	—	(11,978)	—	(11,978)
Interest expense on corporate debt	8,647	23,621	1,965	34,233
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	(18,000)	4,488	—	(13,512)
Other operating expenses	29,817	26,250	86,581	142,648
Total expenses	$509,506	$337,866	$146,416	$993,788
Income (loss) from operations	$199,328	$169,564	$(103,927)	$264,965
Income tax expense (benefit)	42,153	35,859	(21,978)	56,034
Net income (loss) before noncontrolling interests	$157,175	$133,705	$(81,949)	$208,931
Less: net income (loss) from noncontrolling interests	1,097	(5,986)	—	(4,889)
Walker & Dunlop net income (loss)	$156,078	$139,691	$(81,949)	$213,820

Total assets	$1,051,437	$2,539,013	$454,909	$4,045,359
Diluted EPS	$4.64	$4.16	$(2.44)	$6.36
Operating margin	28%	33%	(245)%	21%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Concentrations

The Company is one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the Agencies or placed with institutional investors. The Company also services nearly all of the loans it sells to the Agencies and some of the loans that it places with institutional investors. The majority of the Company’s operations involve the delivery and servicing of loan products for its customers through its Capital Markets and Servicing & Asset Management reportable segments, respectively. A single customer represented 35.6%, 34.8%, and 32.9% of total revenues for the years ended December 31, 2024, 2023, and 2022, respectively, as reported through the CM and SAM reportable segments.

As of both December 31, 2024 and 2023, no one borrower/key principal accounted for more than 3% of our total risk-sharing loan portfolio.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

An analysis of the product concentrations that impact the Company’s debt financing and servicing revenues is shown in the following tables. This information is based on the distribution of the loans sold or serviced for others.

The principal balance of the loans serviced for others, by product, as of December 31, 2024, 2023, and 2022 follows:

	As of December 31,
Loan Servicing Portfolio by Product (in thousands)	2024	2023	2022
Fannie Mae	$68,196,744	$63,699,106	$59,226,168
Freddie Mac	39,185,091	39,330,545	37,819,256
Ginnie Mae-HUD	10,847,265	10,460,884	9,868,453
Other	17,057,912	16,980,989	16,219,978
Total	$135,287,012	$130,471,524	$123,133,855

The volume of debt financing by product for the years ended December 31, 2024, 2023, and 2022 follows:

	For the year ended December 31,
Debt Financing by Product (in thousands)	2024	2023	2022
Fannie Mae	$7,641,161	$7,021,397	$9,950,152
Freddie Mac	5,227,550	4,568,935	6,320,201
Ginnie Mae-HUD	588,529	678,889	1,118,014
Brokered	16,093,776	11,714,888	25,878,519
Principal Lending and Investing	603,650	218,750	339,098
Total	$30,154,666	$24,202,859	$43,605,984

NOTE 14—LEASES

Right of use assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2024, our leases have terms varying in duration, with the longest term ending in 2036.

The following table presents information about the Company’s lease arrangements:

Operating Lease Arrangements (in thousands)	For the year ended December 31,
Operating Leases	2024	2023	2022
ROU assets	$80,024	$76,463	$60,830
Lease liabilities	107,502	101,358	79,623
Weighted-average remaining lease term	9.1 years	9.8 years	10.2 years
Weighted-average discount rate	4.6%	4.0%	2.9%

Operating Lease Expenses
Single lease costs	$16,061	$14,150	$16,371
Cash paid for amounts included in the measurement of lease liabilities	14,761	12,406	10,093
Right-of-use assets obtained in exchange for new lease obligations	10,655	16,798	54,557

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of lease liabilities as of December 31, 2024 are presented below (in thousands):

Year Ending December 31,
2025	$15,566
2026	16,100
2027	16,038
2028	14,537
2029	12,396
Thereafter	57,143
Total lease payments	$131,780
Less imputed interest	(24,278)
Total	$107,502

NOTE 15 – OTHER ASSETS AND LIABILITIES

The following table is a summary of the major components of other assets as of December 31, 2024 and 2023.

	As of December 31,
Components of Other Assets (in thousands)	2024	2023
Equity-method investments	$207,242	$215,375
ROU assets	80,024	76,463
Prepaid expenses	78,487	89,795
Property and equipment, net	48,460	42,725
Loans held for investment, net	32,866	40,056
Derivative assets	30,175	31,451
All other	85,549	48,592
Total	$562,803	$544,457

The following table is a summary of the major components of other liabilities as of December 31, 2024 and 2023.

	As of December 31,
Components of Other Liabilities (in thousands)	2024	2023
Accrued expenses	$155,252	$123,352
Lease liability	107,502	101,358
Guaranty obligation, net	35,980	39,868
Contingent consideration liabilities	30,537	113,546
Derivative liabilities	915	28,247
All other	197,674	113,079
Total	$527,860	$519,450

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 16—OTHER REVENUES AND OTHER OPERATING EXPENSES

The following table is a summary of the major components of other revenues for the years ended December 31, 2024, 2023, and 2022.

	For the year ended December 31,
Components of Other Revenues (in thousands)	2024	2023	2022
Housing market research subscription revenue (1)	$19,093	$35,794	$21,852
Syndication and other LIHTC revenue (2)	15,706	26,006	36,757
Assumption and application fees	10,271	9,629	9,073
Prepayment fees	3,505	3,547	26,451
Apprise revaluation gain (3)	—	—	39,641
All other	69,629	42,990	23,901
Total	$118,204	$117,966	$157,675

(1) Housing market research subscription revenue and investment banking revenues generated from our research and investment banking subsidiary.

(2) Syndication and other LIHTC revenue generated from our subsidiary focused on affordable equity.

(3) One-time non-cash remeasurement gain of Apprise in 2022 from the GeoPhy acquisition.

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2024, 2023, and 2022.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2024	2023	2022
Professional fees	$30,571	$27,213	$35,428
Office and software expenses	29,893	26,343	24,145
Rent (1)	19,880	18,174	18,832
Travel and entertainment	14,541	12,225	15,742
Marketing and preferred broker	12,542	12,142	14,840
All other	33,563	21,580	33,661
Total	$140,990	$117,677	$142,648

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

Syndication of Tax Credit Funds

Walker & Dunlop Affordable Equity (formerly Alliant) forms limited partnership funds (“the funds”) that are VIEs and hold investments in affordable housing projects. The Company identifies and enters into a commitment to invest equity in the limited partnership interests in affordable housing VIEs that own and operate affordable housing properties. The limited partnership interest exposes the Company to economic losses or benefits of the VIE but does not give it the power to direct the activities that most significantly impact the VIE’s economic performance. In such cases, the Company determined it is not the primary beneficiary and recognizes the VIE as an investment and a liability for the unfunded committed capital to the VIE. The Company’s exposure is limited to its contributed capital and remaining unfunded committed capital. The

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

investments are included as Committed investments in tax credit equity, and the unfunded committed capital is included as Commitments to fund investments in tax credit equity in the Consolidated Balance Sheets until they are transferred to the credit fund as described below. The investments and unfunded committed capital are presented in the table below.

As part of the syndication of the tax credit fund, the Company capitalizes the funds by raising equity capital commitments from third-party investors. The Company transfers its limited partnership interests in affordable housing partnerships to the funds, where the Company serves as the general partner and manager and holds an insignificant ownership percentage of the funds. As the manager of the funds, the Company has the power to direct the activities that most significantly impact the economic performance of the funds; however, it normally does not have exposure to the economic losses or benefits significant to the VIEs. Accordingly, the Company is not the primary beneficiary of the funds and does not consolidate the VIEs. The Company records its general partnership interests as an equity-method investment included in Other assets in the Consolidated Balance Sheets.

The Company may purchase an investor’s partnership interest. In these circumstances, the Company assesses whether its new ownership percentage could potentially be significant to the VIE. When the Company determines the new ownership percentage is significant, it consolidates the fund as the Company is the primary beneficiary. As of both December 31, 2024 and 2023, the assets and liabilities of the consolidated funds were immaterial.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$863	$2,841
Restricted cash	3,939	2,811
Receivables, net	26,570	28,256
Other Assets	44,892	47,249
Total assets of consolidated VIEs	$76,264	$81,157

Liabilities:
Other liabilities	$55,527	$53,526
Total liabilities of consolidated VIEs	$55,527	$53,526

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	December 31, 2024	December 31, 2023
Assets
Committed investments in tax credit equity	$313,230	$154,028
Other assets: Equity-method investments	50,592	60,195
Total interests in nonconsolidated VIEs	$363,822	$214,223

Liabilities
Commitments to fund investments in tax credit equity	$274,975	$140,259
Total commitments to fund nonconsolidated VIEs	$274,975	$140,259

Maximum exposure to losses(1)(2)	$363,822	$214,223
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

NOTE 18—RELATED PARTY TRANSACTION

The Company, through its WDAE subsidiaries, has related party loans with its affordable housing project partners, which include property developers and managers. To facilitate the development of affordable housing projects prior to syndication into a tax credit fund, the Company extends pre-development and working capital loans to its partners in affordable housing project partnerships. The outstanding balance of these loans was $137.0 million and $73.1 million as of December 31, 2024 and 2023, respectively, and the related interest income was immaterial for both the years ended December 31, 2024 and 2023. The balance of these receivables is included as Receivables, net in the Consolidated Balance Sheets.