Form 10-Q
period 2025-03-31
Walker & Dunlop, Inc.
filed 2025-05-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, there were 33,981,534 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$180,971	$279,270
Restricted cash	32,268	25,156
Pledged securities, at fair value	214,374	206,904
Loans held for sale, at fair value	946,372	780,749
Mortgage servicing rights	825,761	852,399
Goodwill	868,710	868,710
Other intangible assets	153,139	156,893
Receivables, net	372,689	335,879
Committed investments in tax credit equity	337,510	313,230
Other assets	580,084	562,803
Total assets	$4,511,878	$4,381,993

Liabilities
Warehouse notes payable	$931,002	$781,706
Notes payable	825,556	768,044
Allowance for risk-sharing obligations	31,871	28,159
Commitments to fund investments in tax credit equity	295,052	274,975
Other liabilities	684,308	769,246
Total liabilities	$2,767,789	$2,622,130

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,344 shares as of March 31, 2025 and 33,194 shares as of December 31, 2024)	333	332
Additional paid-in capital ("APIC")	432,788	429,000
Accumulated other comprehensive income (loss) ("AOCI")	1,295	586
Retained earnings	1,297,764	1,317,945
Total stockholders’ equity	$1,732,180	$1,747,863
Noncontrolling interests	11,909	12,000
Total equity	$1,744,089	$1,759,863
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,511,878	$4,381,993

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues
Loan origination and debt brokerage fees, net	$46,381	$43,740
Fair value of expected net cash flows from servicing, net	27,811	20,898
Servicing fees	82,221	80,043
Property sales broker fees	13,521	8,821
Investment management fees	9,682	13,520
Net warehouse interest income (expense)	(786)	(1,116)
Placement fees and other interest income	33,211	39,402
Other revenues	25,326	22,751
Total revenues	$237,367	$228,059

Expenses
Personnel	$121,390	$111,463
Amortization and depreciation	57,621	55,891
Provision (benefit) for credit losses	3,712	524
Interest expense on corporate debt	15,514	17,659
Other operating expenses	33,886	28,843
Total expenses	$232,123	$214,380
Income from operations	$5,244	$13,679
Income tax expense	2,519	2,864
Net income before noncontrolling interests	$2,725	$10,815
Less: net income (loss) from noncontrolling interests	(29)	(1,051)
Walker & Dunlop net income	$2,754	$11,866
Net change in unrealized gains (losses) on pledged available-for-sale securities, net of taxes	709	(13)
Walker & Dunlop comprehensive income	$3,463	$11,853

Basic earnings per share (NOTE 10)	$0.08	$0.35
Diluted earnings per share (NOTE 10)	$0.08	$0.35

Basic weighted-average shares outstanding	33,264	32,978
Diluted weighted-average shares outstanding	33,296	33,048

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	332	429,000	586	1,317,945	12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation - equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089

	For the three months ended March 31, 2024
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	11,866	—	11,866
Net income (loss) from noncontrolling interests	—	—	—	—	—	(1,051)	(1,051)
Contributions from noncontrolling interests	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	(13)	—	—	(13)
Stock-based compensation - equity classified	—	—	5,842	—	—	—	5,842
Issuance of common stock in connection with equity compensation plans	322	3	5,642	—	—	—	5,645
Repurchase and retirement of common stock	(101)	(1)	(9,788)	—	—	—	(9,789)
Distributions to noncontrolling interest holders	—	—	—	—	—	(500)	(500)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(21,965)	—	(21,965)
Other activity	—	—	—	—	—	(256)	(256)
Balance as of March 31, 2024	33,095	$331	$427,184	$(492)	$1,288,313	$20,572	$1,735,908

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$2,725	$10,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(27,811)	(20,898)
Change in the fair value of premiums and origination fees	1,074	9,225
Amortization and depreciation	57,621	55,891
Provision (benefit) for credit losses	3,712	524
Originations of loans held for sale	(1,199,612)	(1,187,645)
Proceeds from transfers of loans held for sale	999,647	1,260,295
Other operating activities, net	(118,464)	(89,810)
Net cash provided by (used in) operating activities	$(281,108)	$38,397

Cash flows from investing activities
Capital expenditures	$(3,628)	$(3,221)
Purchases of equity-method investments	(8,965)	(4,048)
Purchases of pledged available-for-sale ("AFS") securities	(16,989)	(8,000)
Proceeds from prepayment and sale of pledged AFS securities	2,406	3,061
Originations and repurchase of loans held for investment	(13,371)	(13,469)
Other investing activities, net	1,165	627
Net cash provided by (used in) investing activities	$(39,382)	$(25,050)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$199,823	$(74,359)
Borrowings of notes payable	398,875	—
Repayments of notes payable	(328,481)	(2,000)
Repurchase of common stock	(8,587)	(9,789)
Cash dividends paid	(22,935)	(21,965)
Payment of contingent consideration	(1,500)	(13,820)
Debt issuance costs	(14,117)	(480)
Other financing activities, net	(1,052)	(1,740)
Net cash provided by (used in) financing activities	$222,026	$(124,153)

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(98,464)	$(110,806)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	327,898	391,403
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$229,434	$280,597

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$14,867	$18,145
Cash paid for income taxes, net of cash refunds received	(75)	(604)

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2025 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2025. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses, the allowance for risk-sharing obligations, and other credit losses within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. The Company has credit risk exclusively on loans secured by multifamily real estate, with no exposure to any other sector of commercial real estate, including office, retail, industrial, and hospitality.

	For the three months ended
	March 31,
Components of Provision (Benefit) for Credit Losses (in thousands)	2025	2024
Provision (benefit) for loan losses	$—	$2,001
Provision (benefit) for risk-sharing obligations	3,712	(1,477)
Provision (benefit) for loan credit losses	3,712	524
Provision (benefit) for other credit losses	—	—
Provision (benefit) for credit losses	$3,712	$524

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

The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. During 2024, the Company received requests to repurchase five GSE loans. As of March 31, 2025, the Company has repurchased three of the loans in full and still has forbearance and indemnification agreements in place for the other two loans. The Company foreclosed on one of the repurchased loans and now holds an Other Real Estate Owned (“OREO”) asset. The aggregate balance of assets not yet repurchased was $46.1 million as of March 31, 2025, all of which require a cash outlay over the coming year. The Company repurchased one of the assets in April 2025, and the remaining asset must be repurchased by March 29, 2026. All repurchased and indemnified loans are delinquent and in non-accrual status.

In addition to the Company’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed above, the Company also has the option to repurchase loans in certain situations. When the Company’s repurchase option becomes exercisable, such loans must be reported on the Condensed Consolidated Balance Sheets. The Company reported the loans as Loans held for sale, at fair value with a corresponding liability that is included as a component of Warehouse notes payable on the Condensed Consolidated Balance Sheets.

As of March 31, 2025 and December 31, 2024, the balance of loans with a repurchase option included within Loans held for sale, at fair value was $140.4 million and $189.5 million, respectively. As of March 31, 2025 and December 31, 2024, the corresponding liabilities included within Warehouse notes payable (and NOTE 6) were $140.4 million and $189.5 million, respectively. These are not cash transactions and thus are not reflected in the Condensed Consolidated Statements of Cash Flows and will not require a future cash outlay.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of March 31, 2025 and 2024, and December 31, 2024 and 2023.

	March 31,		December 31,
(in thousands)	2025	2024	2024	2023
Cash and cash equivalents	$180,971	$216,532	$279,270	$328,698
Restricted cash	32,268	21,071	25,156	21,422
Pledged cash and cash equivalents (NOTE 9)	16,195	42,994	23,472	41,283
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$229,434	$280,597	$327,898	$391,403

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The realizable excess tax benefits were a shortfall of $1.3 million for the three months ended March 31, 2025 and a benefit of $0.6 million for the three months ended March 31, 2024.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Included in Net warehouse interest income (expense) for the three months ended March 31, 2025 and 2024 are the following components:

	For the three months ended
(in thousands)	March 31,
Components of Net Warehouse Interest Income (Expense)	2025	2024
Warehouse interest income	$6,574	$7,493
Warehouse interest expense	(7,360)	(8,609)
Net warehouse interest income (expense)	$(786)	$(1,116)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $2.0 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Other than LIHTC asset management fees as described in the 2024 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended
	March 31,
Description	2025	2024	Statement of income line item
Certain loan origination fees	$16,734	$17,787	Loan origination and debt brokerage fees, net
Property sales broker fees	13,521	8,821	Property sales broker fees
Investment management fees	9,682	13,520	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	18,027	12,275	Other revenues
Total revenues derived from contracts with customers	$57,964	$52,403

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-09 Improvements to Income Tax Disclosures and 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2023-09 has an effective date for the Company for fiscal years starting in 2025. ASU 2024-03 has an effective date for the Company for fiscal years starting in 2027 and interim periods thereafter. The Company currently believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There are no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both March 31, 2025 and December 31, 2024. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$42.1
200 basis point increase	81.3
Placement Fee Rate
50 basis point decrease	$49.9
100 basis point decrease	99.7

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three months ended March 31, 2025 and 2024 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2025	2024
Beginning balance	$852,399	$907,415
Additions, following the sale of loan	26,843	26,410
Amortization	(51,822)	(50,531)
Pre-payments and write-offs	(1,659)	(1,460)
Ending balance	$825,761	$881,834

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2025 and December 31, 2024:

Components of MSRs (in thousands)	March 31, 2025	December 31, 2024
Gross value	$1,819,165	$1,808,295
Accumulated amortization	(993,404)	(955,896)
Net carrying value	$825,761	$852,399

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of March 31, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Nine Months Ending December 31,	Amortization
2025	$148,045
Year Ending December 31,
2026	$175,412
2027	153,757
2028	122,585
2029	88,577
2030	60,614
Thereafter	76,771
Total	$825,761

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac’s small balance loans (“SBL”) pre-securitized loans as discussed in the Company’s 2024 Form 10-K. Most loans are collectively evaluated, while a small portion are individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an insignificant amount of reserves for Freddie Mac SBL loans, is presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2025 and 2024 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2025	2024
Beginning balance	$28,159	$31,601
Provision (benefit) for risk-sharing obligations	3,712	(1,477)
Write-offs	—	—
Ending balance	$31,871	$30,124

The Company assesses several qualitative and quantitative factors including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during the three months ended March 31, 2025 and 2024 follows:

	As of and for the three months ended
	March 31,
CECL Calculation Inputs, Details, and Provision Impact	2025	2024
Forecast-period loss rate (in basis points)	2.1	2.3
Reversion-period loss rate (in basis points)	1.2	1.3
Historical loss rate (in basis points)	0.3	0.3
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$59.2
CECL allowance (in millions)	$24.4	$25.0
Provision (benefit) for CECL allowance (in millions)	$0.2	$(6.6)

During the first quarters of both 2025 and 2024, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with the loss data for the most recently completed year. The look-back period update for the three months ended March 31, 2024 resulted in the historical loss rate factor decreasing and the benefit for CECL allowance, as noted in the table above. For the three months ended March 31, 2025, the historical loss rate did not change.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2025 was 5.5 years compared to 5.7 years as of December 31, 2024.

Five Fannie Mae DUS loans and three Freddie Mac SBLs had aggregate collateral-based reserves of $7.5 million as of March 31, 2025 compared to three Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $4.0 million as of December 31, 2024.

As of March 31, 2025 and 2024, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $13.2 billion and $12.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $135.6 billion as of March 31, 2025 compared to $135.3 billion as of December 31, 2024.

As of March 31, 2025 and December 31, 2024, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.4 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of March 31, 2025, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on Adjusted Term Secured Overnight Financing rate. The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of March 31, 2025 follows:

	March 31, 2025
(in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$19,622	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	214,076	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	130,226	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	96,356	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	950,000	1,000,000	178,093	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,650,000	2,150,000	3,800,000	$638,373
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	152,286
Total Agency Warehouse Facilities	$1,650,000	3,650,000	5,300,000	$790,659
Liabilities associated with loans held for sale due to a repurchase option (NOTE 2)	—	—	—	140,439
Total Borrowings	$1,650,000	$3,650,000	$5,300,000	$931,098
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During the first quarter of 2025, the maturity date of Agency Warehouse Facility #2 was extended to April 10, 2026. No other material modifications have been made to the Agency Warehouse Facilities during the year.

Notes Payable

As of December 31, 2024, the Company’s notes payable consisted of a senior secured credit agreement (as amended from time to time;  the “Credit Agreement”) that provided for an $800.0 million borrowing pursuant to that certain Credit Agreement, dated as of December 16, 2021 (as amended from time to time, the “Term Loan”).

In March 2025, the Company completed its offering of $400.0 million aggregate principal amount of senior unsecured notes due 2033 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 14, 2025 (the “Indenture”). The Senior Notes bear interest at a fixed rate of 6.625% per annum, accruing from March 14, 2025. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2025. The Senior Notes mature on April 1, 2033. The Senior Notes are guaranteed on a senior unsecured basis by the subsidiary guarantors. As discussed in NOTE 8, the Company entered into an interest rate swap agreement to convert the fixed interest rate to a floating interest rate based on SOFR. The Company used $328.5 million of the proceeds from the Senior Notes to paydown its obligations under the Term Loan. In connection with the paydown, the Company wrote-off a pro-rata portion of the unamortized debt issuance costs associated with the Term Loan, resulting in $4.2 million of expense included within Other operating expenses in the Condensed Consolidated Statements of Income.

After the paydown of a portion of the Term Loan, the Company, amended the credit agreement (the “Restated Credit Agreement”) related to the remaining $450.0 million balance of the Term Loan (the “Restated Term Loan”) and added a $50.0 million revolving credit facility (“Revolving Credit Facility”). The Restated Credit Agreement amends and restates the Credit Agreement governing the Company’s Term Loan, including reducing the rate of interest to SOFR plus a spread of 200 basis points. Following the first full fiscal quarter ending after the closing date, the applicable interest margin of the Restated Term Loan will be subject to a 25 basis points step down if the Company’s total leverage ratio is equal to or less than 2.00 to 1.00. At any time, the Company may also elect to request the establishment of one or more incremental term loan facilities and/or one or more incremental revolving credit facilities (any such additional loan, an “Incremental Loan”) in an aggregate principal amount for all such Incremental Loans not to exceed the sum of (i) the greater of $325 million and 100% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement) as of the most recent test period under the Restated Credit Agreement ending on or immediately prior to such date plus (ii) the maximum amount of secured indebtedness that could be incurred at such time that would not cause the Consolidated Net Secured Leverage Ratio (as defined in the Restated Credit Agreement) to exceed 3.00 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

The Company is required to repay the aggregate outstanding principal amount of the Restated Term Loan in consecutive quarterly installments equal to 0.25% of the aggregate principal amount of the loan (subject to certain adjustments for prepayments of the loan) on the last business day of each of March, June, September and December, commencing on June 30, 2025. The final principal installment of the Restated Term Loan is required to be paid in full on March 14, 2032 (or, if earlier, the date of acceleration of the loan pursuant to the terms of the Restated Credit Agreement) and will be in an amount equal to the aggregate outstanding principal of the Restated Term Loan on such date

(together with all accrued interest thereon). The final outstanding principal amount of the Revolving Credit Loans (as defined in the Restated Credit Agreement) is required to be paid in full on March 14, 2028, together with all accrued but unpaid interest thereon (or, if earlier, the date of acceleration of the Revolving Credit Loans pursuant to the terms of the Restated Credit Agreement).

(in thousands, unless otherwise specified)	March 31, 2025	December 31, 2024	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$450,000	$778,481	Quarterly principal payments of $2.0 million in 2024 and $1.1 million in 2025.
Unamortized debt discount	(3,022)	(3,484)
Unamortized debt issuance costs	(9,802)	(6,953)
Carrying balance	$437,176	$768,044

Senior Notes
Unpaid principal balance	$400,000	$—	No recurring principal payments. Interest rate swapped to SOFR + 257 basis points.
Fair value adjustment (NOTE 8)	(3,923)	—
Unamortized debt issuance costs	(7,697)	—
Carrying balance	$388,380	$—

Notes Payable	$825,556	$768,044

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of March 31, 2025.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s reportable segments are Capital Markets (“CM”), Servicing & Asset Management (“SAM”), and Corporate. A summary of the Company’s goodwill by reportable segments as of and for the three months ended March 31, 2025 and 2024 follows:

	As of and for the three months ended
	March 31,
(in thousands)	2025			2024
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	439,521	$963,710	$524,189	$439,521	$963,710
Additions from acquisitions	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$95,000	—	$95,000	$62,000	$—	$62,000
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$62,000	$—	$62,000

Goodwill	$429,189	$439,521	$868,710	$462,189	$439,521	$901,710
(1)As of March 31, 2025 and 2024 and December 31, 2024 and 2023, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the three months ended March 31, 2025 and 2024 follows:

	As and for the three months ended
	March 31,
Roll Forward of Other Intangible Assets (in thousands)	2025	2024
Beginning balance	$156,893	$181,975
Amortization	(3,754)	(3,754)
Ending balance	$153,139	$178,221

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of March 31, 2025 and December 31, 2024:

Components of Other Intangible Assets (in thousands)	March 31, 2025	December 31, 2024
Gross value	$208,782	$210,616
Accumulated amortization	(55,643)	(53,723)
Net carrying value	$153,139	$156,893

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of March 31, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Nine Months Ending December 31,	Amortization
2025	$11,262
Year Ending December 31,
2026	$15,016
2027	15,016
2028	15,016
2029	14,952
2030	14,946
Thereafter	66,931
Total	$153,139

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the three months ended March 31, 2025 and 2024 follows:

	As of and for the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2025	2024
Beginning balance	$30,537	$113,546
Accretion	40	512
Payments	(1,500)	(13,819)
Ending balance	$29,077	$100,239

The contingent consideration liabilities presented in the table above relate to (i) acquisitions of debt brokerage and investment sales brokerage companies over the past several years and (ii) other acquisitions completed over the past several years. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027. In each case, the Company estimated the initial fair value of the contingent consideration using a Monte Carlo simulation.

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

Undesignated Derivatives

Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in derivative assets, a component of Other Assets, on the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in derivative assets, a component of Other Assets, on the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. All loan and forward sale commitments described above are undesignated derivatives.

Designated Derivatives

In connection with the issuance of the Senior Notes during the first quarter of 2025, as more fully described in NOTE 6, the Company entered into a standard swap agreement to hedge the exposure to changes in fair value of the Senior Notes related to interest rates. The swap converts the fixed interest payments required by the Senior Notes to a variable interest rate based on SOFR (i.e.. the Company pays variable and receives fixed payments). The Senior Notes are the only fixed-rate debt the Company has outstanding, and as a result of the swap, all of the Company’s corporate debt is tied to variable rates.

The Company has designated this hedging relationship as a fair value hedge, with the entire balance of the Senior Notes as the hedged item and the swap as the hedging instrument. As the terms of the swap mirror the terms of the Senior Notes, the Company is permitted to assume no ineffectiveness in the hedging relationship. The fair value adjustment to the Senior Notes is the offset of the fair value of the interest rate swap, with no net impact to the Condensed Consolidated Statements of Income. The initial fair value of the swap was zero. The swap agreement does not require the Company to post any collateral.

The gain or loss on the hedging instrument (the interest rate swap) and the offsetting loss or gain on the hedged item (the fixed-rate debt) attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings, which is Interest expense on corporate debt in the Condensed Consolidated Statements of Income. The swap agreement allows for a net cash settlement of the interest expense corresponding with the interest payment dates on the Senior Notes. The swap derivative is recognized as a derivative asset or derivative liability as a component of Other assets or Other liabilities, respectively, on the Condensed Consolidated Balance Sheets, depending on the swap’s variable interest rate in relation to the fixed rate of the Senior Notes. The related fair value adjustment to the Senior Notes is recognized as an adjustment in Notes payable on the Condensed Consolidated Balance Sheets.

A description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fix and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency mortgage-backed securities (“Agency MBS”) using third-party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on pledged securities are included in NOTE 9.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of achievement, which incorporates management estimates. As a result, the Company classifies these liabilities as Level 3. Additional details on Contingent consideration liabilities are included in NOTE 7.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
March 31, 2025
Assets
Loans held for sale	$—	$946,372	$—	$946,372
Pledged securities	16,195	198,179	—	214,374
Derivative assets	—	26,714	—	26,714
Total	$16,195	$1,171,265	$—	$1,187,460

Liabilities
Derivative liabilities	$—	$15,079	$—	$15,079
Notes payable - Senior Notes	—	396,077	—	396,077
Contingent consideration liabilities(1)	—	—	29,077	29,077
Total	$—	$411,156	$29,077	$440,233

December 31, 2024
Assets
Loans held for sale	$—	$780,749	$—	$780,749
Pledged securities	23,472	183,432	—	206,904
Derivative assets	—	30,175	—	30,175
Total	$23,472	$994,356	$—	$1,017,828

Liabilities
Derivative liabilities	$—	$915	$—	$915
Contingent consideration liabilities(1)	—	—	30,537	30,537
Total	$—	$915	$30,537	$31,452
(1)	For a detailed roll forward of this Level 3 liability, refer to “Roll Forward of Contingent Consideration Liabilities” in NOTE 7.

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2025 or 2024.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033. A roll forward of derivative instruments is presented below for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2025	2024
Beginning balance	$29,260	$3,204
Settlements	(91,817)	(54,045)
Realized gains (losses) recorded in earnings(1)	62,557	50,841
Unrealized gains (losses) recorded in earnings(1)(2)	11,635	13,797
Ending balance	$11,635	$13,797
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Contingent consideration liabilities	$29,077	Monte Carlo Simulation	Probability of earnout achievement	0% - 100%	11%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum remaining gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2025 and December 31, 2024 are presented below:

		March 31, 2025		December 31, 2024
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$180,971	$180,971	$279,270	$279,270
Restricted cash	Level 1	32,268	32,268	25,156	25,156
Pledged securities	Level 1 & 2	214,374	214,374	206,904	206,904
Loans held for sale	Level 2	946,372	946,372	780,749	780,749
Loans held for investment, net(1)	Level 3	32,866	32,866	32,866	32,866
Derivative assets(1)	Level 2	26,714	26,714	30,175	30,175
Total financial assets		$1,433,565	$1,433,565	$1,355,120	$1,355,120

Financial Liabilities:
Derivative liabilities(2)	Level 2	$15,079	$15,079	$915	$915
Contingent consideration liabilities(2)	Level 3	29,077	29,077	30,537	30,537
Secured borrowings(2) (NOTE 2)	Level 2	46,070	46,070	59,441	59,441
Warehouse notes payable	Level 2	931,002	931,098	781,706	781,972
Notes payable	Level 2	825,556	846,077	768,044	778,481
Total financial liabilities		$1,846,784	$1,867,401	$1,640,643	$1,651,346
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.

The following methods and assumptions were used for recurring fair value measurements as of March 31, 2025 and December 31, 2024.

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

Contingent Consideration Liabilities—Consist of the estimated fair values of expected future earnout payments related to acquisitions completed primarily in 2021 and 2022. The earn-out liabilities are valued using a Monte Carlo simulation analysis. The fair value of the contingent consideration liabilities incorporates unobservable inputs, such as the probability of earnout achievement, volatility rates, and discount rate to determine the expected earn-out cash flows. The probability of the earn-out achievement is based on management’s estimate of the expected future performance and other financial metrics of each of the acquired entities, which are subject to significant uncertainty.

Undesignated Derivative Instruments—Consist primarily of interest rate lock commitments and forward sale agreements. These instruments are valued using discounted cash flow models developed based on changes in the U.S. Treasury rate and other observable market data. The value is determined after considering the potential impact of collateralization.

Designated Derivative Instruments—Includes an interest rate swap that hedges the change in fair value associated with the fixed interest rate on the Senior Notes. This derivative is valued using observable market data to determine future cash flows.

Fair Value of Undesignated Derivative Instruments and Loans Held for Sale—In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

●	the estimated gain of the expected loan sale to the investor;
●	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained;
●	the effects of interest rate movements between the date of the rate lock and the balance sheet date; and
●	the nonperformance risk of both the counterparty and the Company.

The estimated gain considers the origination fees the Company expects to collect upon loan closing (derivative instruments only) and premiums the Company expects to receive upon sale of the loan. The fair value of the expected net cash flows associated with servicing the loan is calculated pursuant to the valuation techniques applicable to the fair value of future servicing, net at loan sale.

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

The fair value of the Company’s interest rate lock commitments and forward sales contracts is adjusted to reflect the risk that the agreement will not be fulfilled. The Company’s exposure to nonperformance in interest rate lock commitments and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of the Company’s counterparties and the short duration of interest rate lock commitments and forward sale contracts, the risk of nonperformance by the Company’s counterparties has historically been minimal.

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2025 and December 31, 2024:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
March 31, 2025
Undesignated derivatives
Rate lock commitments	$656,776	$21,200	$3,896	$25,096	$25,096	$—	$—
Forward sale contracts	1,593,147	—	(9,538)	(9,538)	1,618	(11,156)	—
Loans held for sale(3)	936,371	4,359	5,642	10,001	—	—	10,001
Total undesignated derivatives		$25,559	$—	$25,559	$26,714	$(11,156)	$10,001
Designated derivatives
Interest rate swap	400,000	—	(3,923)	(3,923)	—	(3,923)	—
Senior Notes(4)	400,000	—	3,923	3,923	—	—	3,923
Total designated derivatives		$—	$—	$—	$—	$(3,923)	$3,923
Total		$25,559	$—	$25,559	$26,714	$(15,079)	$13,924

December 31, 2024
Rate lock commitments	$472,905	$19,968	$(5,338)	$14,630	$14,930	$(300)	$—
Forward sale contracts	1,258,323	—	14,630	14,630	15,245	(615)	—
Loans held for sale	785,418	4,623	(9,292)	(4,669)	—	—	(4,669)
Total		$24,591	$—	$24,591	$30,175	$(915)	$(4,669)
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Notes payable on the Condensed Consolidated Balance Sheets.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2025. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2025 collateral requirements as outlined above. As of March 31, 2025, reserve requirements for the DUS loan portfolio will require the Company to fund $78.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of March 31, 2025. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of March 31, 2025, the net worth requirement was $334.5 million, and the Company's net worth, as defined in the requirements, was $977.5 million, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2025, the Company was required to maintain at least $66.5 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $157.1 million as of March 31, 2025, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of March 31, 2025 and 2024, and December 31, 2024 and 2023:

	March 31,		December 31,
Pledged Securities (in thousands)	2025	2024	2024	2023
Restricted cash	$1,155	$2,602	$3,015	$2,727
Money market funds	15,040	40,392	20,457	38,556
Total pledged cash and cash equivalents	$16,195	$42,994	$23,472	$41,283
Agency MBS	198,179	147,685	183,432	142,798
Total pledged securities, at fair value	$214,374	$190,679	$206,904	$184,081

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2024 Form 10-K. The following table provides additional information related to the Agency MBS as of March 31, 2025 and December 31, 2024:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2025	December 31, 2024
Fair value	$198,179	$183,432
Amortized cost	196,794	182,912
Total gains for securities with net gains in AOCI	2,457	1,650
Total losses for securities with net losses in AOCI	(1,072)	(1,130)
Fair value of securities with unrealized losses	132,626	136,976

Pledged securities with a fair value of $76.3 million, an amortized cost of $77.4 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2025
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	87,539	87,564
After five years through ten years	94,234	93,287
After ten years	16,406	15,943
Total	$198,179	$196,794

NOTE 10—EARNINGS PER SHARE AND STOCKHOLDERS’ EQUITY

Earnings per share (“EPS”) is calculated under the two-class method. The two-class method allocates all earnings (distributed and undistributed) to each class of common stock and participating securities based on their respective rights to receive dividends. The Company grants share-based awards to various employees and nonemployee directors under the Company’s 2024 Equity Incentive Plan, that was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, which entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. These unvested awards meet the definition of participating securities.

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2025 and 2024 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2025	2024
Calculation of basic EPS
Walker & Dunlop net income	$2,754	$11,866
Less: dividends and undistributed earnings allocated to participating securities	95	290
Net income applicable to common stockholders	$2,659	$11,576
Weighted-average basic shares outstanding	33,264	32,978
Basic EPS	$0.08	$0.35

Calculation of diluted EPS
Net income applicable to common stockholders	$2,659	$11,576
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	(1)
Net income allocated to common stockholders	$2,659	$11,575
Weighted-average basic shares outstanding	33,264	32,978
Add: weighted-average diluted non-participating securities	32	70
Weighted-average diluted shares outstanding	33,296	33,048
Diluted EPS	$0.08	$0.35

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the three months ended March 31, 2025, 259 thousand average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method. For the three months ended March 31, 2024, 181 thousand average restricted shares were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2025, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 21, 2025 (the “2025 Stock Repurchase Program”). During the first three months of 2025, the Company did not repurchase any shares of its common stock under the 2025 Stock Repurchase Program. As of March 31, 2025, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2025 Stock Repurchase Program.

During the first quarter of 2025, the Company paid a dividend of $0.67 per share. On April 30, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the second quarter of 2025. The dividend will be paid on May 29, 2025 to all holders of record of the Company’s restricted and unrestricted common stock as of May 15, 2025.

The Company awarded $6.1 million and $4.4 million of stock to settle compensation liabilities, a non-cash transaction, for the three months ended March 31, 2025 and 2024, respectively.

The Company’s Restated Credit Agreement and Senior Notes Indenture contain direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

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

(i)	Capital Markets—CM provides a comprehensive range of commercial real estate finance products to the Company’s customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various lenders and investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

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

(ii)	Servicing & Asset Management—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, and (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments, e.g., preferred equity, mezzanine debt, etc., either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the LIHTC sector and other commercial real estate.

SAM earns revenue mainly through fees for servicing and asset-managing the loans in the Company’s servicing portfolio and asset management fees for managing third-party capital. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company allocates interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the three months ended March 31, 2025 and 2024.

Segment Results and Total Assets (in thousands, except per share data and ratios)	As of and for the three months ended March 31, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$45,297	$1,084	$—	$46,381
Fair value of expected net cash flows from servicing, net	27,811	—	—	27,811
Servicing fees	—	82,221	—	82,221
Property sales broker fees	13,521	—	—	13,521
Investment management fees	—	9,682	—	9,682
Net warehouse interest income (expense)	(786)	—	—	(786)
Placement fees and other interest income	—	29,622	3,589	33,211
Other revenues	16,727	9,294	(695)	25,326
Total revenues	$102,570	$131,903	$2,894	$237,367

Expenses
Personnel(1)	$86,466	$19,546	$15,378	$121,390
Amortization and depreciation	1,141	54,498	1,982	57,621
Provision (benefit) for credit losses	—	3,712	—	3,712
Interest expense on corporate debt	4,187	9,931	1,396	15,514
Other operating expenses	6,235	7,468	20,183	33,886
Total expenses	$98,029	$95,155	$38,939	$232,123
Income (loss) from operations	$4,541	$36,748	$(36,045)	$5,244
Income tax expense (benefit)	2,181	17,651	(17,313)	2,519
Net income (loss) before noncontrolling interests	$2,360	$19,097	$(18,732)	$2,725
Less: net income (loss) from noncontrolling interests	—	(29)	—	(29)
Walker & Dunlop net income (loss)	$2,360	$19,126	$(18,732)	$2,754

Total assets	$1,582,827	$2,480,822	$448,229	$4,511,878
Diluted EPS	$0.07	$0.55	$(0.54)	$0.08
Operating margin	4%	28%	(1,246)%	2%

Segment Results and Total Assets (in thousands, except per share data and ratios)	As of and for the three months ended March 31, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$43,700	$40	$—	$43,740
Fair value of expected net cash flows from servicing, net	20,898	—	—	20,898
Servicing fees	—	80,043	—	80,043
Property sales broker fees	8,821	—	—	8,821
Investment management fees	—	13,520	—	13,520
Net warehouse interest income (expense)	(1,574)	458	—	(1,116)
Placement fees and other interest income	—	35,603	3,799	39,402
Other revenues	10,052	11,571	1,128	22,751
Total revenues	$81,897	$141,235	$4,927	$228,059

Expenses
Personnel(1)	$79,187	$18,055	$14,221	$111,463
Amortization and depreciation	1,137	53,071	1,683	55,891
Provision (benefit) for credit losses	—	524	—	524
Interest expense on corporate debt	4,851	11,191	1,617	17,659
Other operating expenses	5,052	5,123	18,668	28,843
Total expenses	$90,227	$87,964	$36,189	$214,380
Income (loss) from operations	$(8,330)	$53,271	$(31,262)	$13,679
Income tax expense (benefit)	(1,744)	11,153	(6,545)	2,864
Net income (loss) before noncontrolling interests	$(6,586)	$42,118	$(24,717)	$10,815
Less: net income (loss) from noncontrolling interests	114	(1,165)	—	(1,051)
Walker & Dunlop net income (loss)	$(6,700)	$43,283	$(24,717)	$11,866

Total assets	$1,155,060	$2,270,266	$400,586	$3,825,912
Diluted EPS	$(0.20)	$1.28	$(0.73)	$0.35
Operating margin	(10)%	38%	(635)%	6%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation .

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

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2024 Form 10-K.

As of March 31, 2025 and December 31, 2024, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$460	$863
Restricted cash	3,968	3,939
Receivables, net	26,402	26,570
Other Assets	45,235	44,892
Total assets of consolidated VIEs	$76,065	$76,264

Liabilities:
Other liabilities	$56,866	$55,527
Total liabilities of consolidated VIEs	$56,866	$55,527

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	March 31, 2025	December 31, 2024
Assets
Committed investments in tax credit equity	$337,510	$313,230
Other assets: Equity-method investments	52,713	50,592
Total interests in nonconsolidated VIEs	$390,223	$363,822

Liabilities
Commitments to fund investments in tax credit equity	$295,052	$274,975
Total commitments to fund nonconsolidated VIEs	$295,052	$274,975

Maximum exposure to losses(1)(2)	$390,223	$363,822
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”).

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us,” or “our”), may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, and similar matters, and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2024 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 66% of refinancing volumes coming from new loans to us and 21% of total transaction volumes coming from new customers for the three months ended March 31, 2025.

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

We provide multifamily property sales brokerage and appraisal and valuation services and engage in commercial real estate investment management activities, including a focus on the affordable housing sector through low-income housing tax credit (“LIHTC”) syndication. We engage in the development of affordable housing projects through joint ventures with real estate developers. We provide housing market research and real estate-related investment banking and advisory services, which provide our clients and us with market insight into many areas of the housing market. Our clients are owners and developers of multifamily properties and other commercial real estate assets across the country. We also underwrite, service, and asset-manage shorter-term loans on transitional commercial real estate. Most of these shorter-term loans are closed through a joint venture or through separate accounts managed by our investment management subsidiary, Walker & Dunlop Investment Partners, Inc. (“WDIP”). We are a leader in commercial real estate technology through developing and acquiring technology resources that (i) provide innovative solutions and a better experience for our customers, (ii) allow us to drive efficiencies across our internal processes, and (iii) allow us to accelerate growth of our small-balance lending business and our appraisal platform, Apprise by Walker & Dunlop (“Apprise”).

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

Capital Markets (“CM”)

CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate-related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily and hospitality properties and commercial real estate appraisals for various lenders and investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below. For additional information on our CM services, refer to Item 1. Business in our 2024 Form 10-K.

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

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated at the same time we establish the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing by collecting good faith deposits from the borrower. The deposit is returned to the borrower only after the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an insignificant number of failed deliveries in our history and have incurred insignificant losses on such failed deliveries.

We may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached.

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have provided data analytics, software development and technology products in this area.

Debt Brokerage

Our mortgage bankers who focus on debt brokerage are engaged by borrowers to work with banks, and various other institutional lenders to find the most appropriate debt and/or equity solution for the borrowers’ needs. These financing solutions are funded directly by the lender, and we receive an origination fee for our services. On occasion, we service the loans after they are originated by the lender.

Private Client (Small Balance) Lending

We generally define private clients in the multifamily sector as customers that operate less than 2,000 units. Private clients make up a substantial portion of the ownership of multifamily assets in the United States. As part of our overall growth strategy, we are focused on significantly growing and investing in our private client, or small-balance, multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have pro-vided data analytics, software development and technology products to this customer segment. These acquisitions have advanced our technology development capabilities in this area, and our expectation is that the products we develop will be used in our middle market and institutional lending businesses when the products are mature and proven successful

Property Sales

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

Servicing & Asset Management (“SAM”)

SAM focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies, and originate through our principal lending and investing activities, and managing third-party capital invested in tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans held for investment and the associated warehouse interest expense. The primary services within SAM are described below. For additional information on our SAM services, refer to Item 1. Business in our 2024 Form 10-K.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in prior years were subject to risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are substantially larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are substantially larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing. For brokered loans that we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The servicing fees we typically earn on brokered loan transactions are lower than the servicing fees we earn on Agency loans.

Investment Management and Principal Lending and Investing

Investment Management—Through our investment management subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, preferred equity, and mezzanine equity investments in middle-market commercial real estate funds. WDIP’s current regulatory assets under management (“AUM”) of $2.3 billion primarily consist of eight investment vehicles: Fund III, Fund IV, Fund V, Fund VI, Fund VII, Debt Fund I, and Debt Fund II (collectively, the “Funds”), and separate accounts managed primarily for life insurance companies. AUM for the Funds, Debt Funds and separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds and Debt Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Funds, Debt Funds and Separate Accounts, and generally limit our investments to 5% or less.

Principal Lending and Investing — Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., we offered short-term senior secured debt financing products that provided floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that did not qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture stopped originating new loans in 2023 and began winding down its operations. We hold a 15% ownership interest in the Interim Program JV and are responsible for servicing and asset-managing the remaining loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest. There are three loans remaining in the joint venture as of March 31, 2025.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity (“WDAE”). WDAE is one of the largest tax credit syndicators and affordable housing developers in the U.S. and provides alternative investment management services focused on the affordable housing sector through LIHTC syndication and, development of affordable housing projects through joint ventures. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties and earns a syndication fee for these services. WDAE serves as the general partner of these LIHTC funds, and it receives fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that are partially funded through LIHTCs. When possible, WDAE syndicates the LIHTC investment necessary to build properties through these joint venture partnerships. The joint ventures earn developer fees, and we receive the portion of the economic benefits commensurate with our investment in the joint ventures, including cash flows from operating activities and sales/refinancing. Additionally, WDAE invests with third-party investors

(either in a fund or joint-venture structure) with the goal of preserving affordability on multifamily properties coming out of the LIHTC 15-year compliance period or on which market forces are unlikely to keep the properties affordable.

Corporate

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding requirements, including our corporate debt. Other major corporate-level functions include our equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups. For additional information on our Corporate segment, refer to Item 1. Business in our 2024 Form 10-K.

Basis of Presentation

The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements in our 2024 Form 10-K.

Mortgage Servicing Rights (“MSRs”). MSRs are recorded at fair value at loan sale. The fair value at loan sale is based on estimates of expected net cash flows associated with the servicing rights and takes into consideration an estimate of loan prepayment. Initially, the fair value amount is included as a component of the derivative asset fair value at the loan commitment date. The estimated net cash flows from servicing, which includes assumptions for discount rate, placement fees on escrow accounts (“placement fees”), prepayment speeds, and servicing costs, are discounted using a discounted cash flow model at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. The discount rates used throughout the periods presented for all MSRs were between 8-14% and varied based on the loan type. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan and assumptions about loan behaviors around those provisions. Our model for MSRs assumes no prepayment prior to the expiration of the prepayment provisions and full prepayment of the loan at the point when the prepayment provisions have expired. The estimated net cash flows also include cash flows related to the future earnings from placement of escrow accounts associated with servicing the loans. We include a servicing cost assumption to account for our expected costs to service a loan. The estimated placement fee rate associated with servicing the loan increases estimated cash flows, and the estimated future cost to service the loan decreases estimated future cash flows. The servicing cost assumption has had a de minimis impact on the estimate historically. We record an individual MSR asset for each loan at loan sale.

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

Subsequent to loan origination, the carrying value of the MSR is amortized over the expected life of the loan. We engage a third party to assist in determining an estimated fair value of our existing and outstanding MSRs on at least a semi-annual basis, primarily for financial statement disclosure purposes. Changes in our discount rate and placement fee rate assumptions on existing and outstanding MSRs may materially impact the fair value of our MSRs (NOTE 3 of the condensed consolidated financial statements details the portfolio-level impact of hypothetical changes in the discount rate and placement fee rate).

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

The weighted-average annual loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year lookback period is used as we believe this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling ten-year look-back period, the loss rate used in the estimate often times changes as loss data from earlier periods in the look-back period continue to roll off as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses rolled off and were replaced with more recent loss data with fewer losses, resulting in the weighted-average historical annual loss rate changing from 0.6 basis points to 0.3 basis points.

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

Contingent Consideration Liabilities. The Company often includes an earnout as part of the consideration paid for acquisitions to align the long-term interests of the acquiree with those of the Company. These earnouts contain milestones for achievement, which typically are revenue, revenue-like, or productivity measurements. If the milestone is achieved, the acquiree is paid the additional consideration. Upon acquisition, the Company is required to estimate the fair value of the earnout and include that fair value measurement as a component of the total consideration paid in the calculation of goodwill. The fair value of the earnout is recorded as a contingent consideration liability and included within Other liabilities on the Condensed Consolidated Balance Sheets and adjusted to the estimated fair value periodically.

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

The aggregate fair value of our contingent consideration liabilities as of March 31, 2025 was $29.1 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future for all of our contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of March 31, 2025 was $255.3 million, with the vast majority of the undiscounted payments related to the GeoPhy acquisition. In 2022 and 2021, we made two large acquisitions that included significant amounts of contingent consideration to maximize alignment of the key principals and management teams. The earnouts completed prior to 2021 involved businesses that operated in our core debt financing business and involved substantially smaller amounts of contingent consideration as compared to the two aforementioned acquisitions.

Goodwill. As of both March 31, 2025 and December 31, 2024, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. Due to the challenging macroeconomic conditions in 2024, the projected cash flows for some of our reporting units declined, resulting in goodwill impairment in 2024 of $33.0 million that was attributed to reporting units within the Capital Markets segment. Despite volatility in the financial markets and uncertainty in overall macroeconomic conditions, macroeconomic conditions impacting the multifamily markets remain stable and our multifamily transaction volumes continue to improve. As a result of the generally healthy conditions in the multifamily markets, as of March 31, 2025, there were no indicators of goodwill impairment; however, improvements in the overall macroeconomic environment remain slow and uncertain and may indicate additional goodwill impairment as we perform our annual goodwill impairment analysis.

Overview of Current Business Environment

The change in administration in January 2025 resulted in significant change in the months following. The administration has rolled back regulations and oversight for financial institutions and the GSEs that supply significant capital to the commercial real estate (“CRE”) sector. While at the same time, the administration announced broad tariffs on April 2, 2025, that impacted a wide range of imports. The implementation of the tariffs led to immediate turmoil in the markets, with the S&P 500 falling 12% in the first week following the announcement. The initial reaction was a flight to safety, and yields on US Treasuries fell rapidly, but yields quickly retreated as the markets began to fear the impacts to inflation and global GDP growth. The tariffs were paused a week later, on April 9, 2025, but the market remains cautious and yields on the 10-year Treasury bond, have settled into a range of 4.2% to 4.5% in the weeks following April 2, 2025.

The CRE sector has experienced a challenging environment shaped by volatile interest rates that have directly impacted the cost and availability of capital over the last three years, and that impacted growth expectations and asset valuations. Macroeconomic uncertainties have also impacted overall demand for transactions. Many of those factors showed meaningful signs of improvement in the second half of 2024 and into the first quarter of 2025, indicating a recovery may be underway, but those improvements were impacted by volatility in the cost of capital, and broader macroeconomic concerns regarding a global trade war from the administration’s tariff policies. Each of these factors impacted the CRE transactions market differently in the first quarter of 2025.

Interest Rates & Cost of Capital.  The Federal Open Market Committee’s (“FOMC”) began hiking interest rates aggressively in 2022, which materially increased the cost of capital for commercial real estate operators. Higher borrowing costs reduced leverage, pressured debt service coverage ratios, and led to valuation declines as cap rates adjusted. Beginning in September 2024, the FOMC began decreasing its target Federal Funds Rate, lowering the target rate to 4.25% to 4.50% at its December 2024 meeting. The FOMC has indicated that it will need to understand the impact of tariffs on global trade policy, inflation and economic growth before further action is taken, and markets now expect rates will remain elevated for longer, with few rate cuts expected in 2025. This should have the effect of stabilizing interest rates, albeit higher rates than many investors in commercial real estate hoped. Stability of interest rates will be a key driver of transaction volume and capital markets activity this year. There was significant volatility throughout the first quarter as a result of the administration’s policies, but rates have stabilized in the immediate aftermath of the rollout of the new tariff policies and we are seeing an acceleration in transaction activity. A pronounced pause in rate hikes by the FOMC, or additional rate cuts, could unlock demand and further improve financing conditions for commercial real estate assets.

Capital Availability & Lending Markets.  The supply of capital to the CRE sector remains abundant, but many investors and borrowers of that capital remain selective while the cost of capital remains elevated. Banks, life insurance companies, conduits (CMBS), and debt funds are actively lending to the sector but are selective, with a preference for high-quality assets and well-capitalized sponsors. The GSEs, the predominant suppliers of capital to the multifamily market, deployed $120 billion of capital to the industry in 2024, up from $101 billion in 2023. Entering 2025, the GSE’s lending caps were set at a combined $146 billion, providing them a 22% increase in capacity over 2024 volumes. Both GSEs have started the year strong compared to the same quarter last year, with Fannie Mae lending volumes up 19% and Freddie Mac up 11%. The GSEs have supplied consistent capital to the multifamily sector during cyclical and countercyclical markets, and they continue to do so throughout the market disruptions experienced in the early part of 2025. As Fannie Mae’s largest partner for six consecutive years, and Freddie Mac’s fourth largest partner in 2024, their participation in the market is a significant driver of our financial performance and a sustained increase in their lending activity would enhance our business and results from operations.

Multifamily Rent Growth & Asset Values. Rent growth slowed considerably in 2024, particularly in high-supply Sun Belt markets, primarily as a result of record completions of 590,000 units last year. Yet absorption remained extremely strong, at 667,000 units, outpacing supply for the first time since 2021. Absorption of that many units made it difficult to grow rents, with Zelman, our housing research arm, reporting national rent growth of approximately 2% in 2024, a pace that was far below the aggressive rent growth seen in 2021 and 2022. According to MSCI, in December 2024, multifamily property values remained stable month-over-month but were down 4.2% compared to the previous year. Notably, multifamily prices have declined by 19.6% from their peak, but remain 11.9% above pre-COVID January 2020 levels. New construction starts have fallen dramatically, to only 213,000 in 2024, and the cost of owning a single-family home has skyrocketed as a result of the Great Tightening and a strong labor market. That sets up well for a return to rent growth and an improvement in operating fundamentals for the multifamily sector, which would improve asset values and likely increase the volume of multifamily asset sales in the coming quarters.

Other Macroeconomic Considerations. The national unemployment rate remained low at 4.2% at March 31, 2025, up slightly from 4.1% at December 31, 2024. According to RealPage, vacancies in the multifamily sector stabilized around 5.0% as of March 31, 2025, down from 5.2% in December 2024. The outcome of the administration’s trade policy is still unknown. With uncertainty around its impacts on global supply chains, cost and availability of goods and services and broader implications on global economic growth, it is difficult to predict what interest rates, cost of capital and capital availability will look like the remainder of the year. Although we saw transaction volume growth in the first quarter, and have a strong pipeline of business entering the second quarter, the outcome of this administration’s policies will impact our outlook beyond the second quarter, and it remains difficult to predict.

Despite the current headwinds, multifamily remains one of the most resilient asset classes in CRE, and the GSEs continue to supply capital to the sector. During the first quarter, we saw transaction volumes increase by 10% compared to the same quarter last year, with notable increases in Fannie Mae lending (67%) and multifamily property sales (58%).  Consequently, our Capital Markets segment produced net income of $2.4 million in the first quarter of 2025, up 135% compared to the year ago quarter.

Our Servicing & Asset Management segment is not directly correlated to the transaction markets like our Capital Markets segment. This segment’s managed portfolio totaled $154.2 billion as of March 31, 2025, up 3% compared to the same quarter last year, and included our $135.6 billion loan servicing portfolio and our $18.5 billion of assets under management. Although our total managed portfolio increased, revenues for the segment declined by 7%, to $131.9 million, for the first quarter of 2025 compared to the same quarter last year, as a meaningful portion of segment revenues are tied to floating interest rates on deposit accounts, and the 100 basis point decline in short term rates enacted by the FOMC late in 2024 caused those revenues to decline by $6.0 million, or 17% this quarter. Over the past two years, we have focused on scaling our assets under management, and in the fourth quarter of 2024 we successfully closed a first round of $200 million of equity capital for Debt Fund II from life insurance companies, pension funds, high net worth investors and Walker & Dunlop. Debt Fund II will provide our investment management team with over $500 million of levered capital to deploy into transitional multifamily assets, and during the first quarter our team deployed $140 million of that capital. We expect the revenues of our investment management business to grow as capital is raised and deployed. This segment also includes the activities of WDAE, an alternative investment manager focused on affordable housing, including LIHTC syndication and joint venture development. We ranked as the eighth largest LIHTC syndicator in 2024 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. Our LIHTC syndication activity started slowly, but we expect the team to grow syndication volumes considerably from the $404 million syndicated in 2024. In April 2025, the team syndicated its largest fund ever, a $240 million multi-investor fund invested in affordable assets across the country. We expect the realization of revenues from WDAE’s historical LIHTC investments, which are tied to the underlying value of the affordable assets, to remain fairly low in the near term as we do not expect a material increase in the value of affordable assets due to the aforementioned macroeconomic challenges.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2025 and 2024. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended
	March 31,
	2025	2024
Transaction Volume (in thousands)
Debt Financing Volume	$5,196,642	$5,227,308
Property Sales Volume	1,839,290	1,167,151
Total Transaction Volume	$7,035,932	$6,394,459

Key Performance Metrics (in thousands, except per share data)
Operating margin	2%	6%
Return on equity	1	3
Walker & Dunlop net income	$2,754	$11,866
Adjusted EBITDA(1)	64,966	74,136
Diluted EPS	0.08	0.35

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	51%	49%
Other operating expenses	14	13

	As of March 31,
Managed Portfolio (in thousands)	2025	2024
Servicing Portfolio	$135,648,716	$131,963,765
Assets under management	18,518,413	17,465,398
Total Managed Portfolio	$154,167,129	$149,429,163
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present a period-to-period comparison of our financial results for the three months ended March 31, 2025 and 2024.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$46,381	$43,740	$2,641	6%
Fair value of expected net cash flows from servicing, net	27,811	20,898	6,913	33
Servicing fees	82,221	80,043	2,178	3
Property sales broker fees	13,521	8,821	4,700	53
Investment management fees	9,682	13,520	(3,838)	(28)
Net warehouse interest income (expense)	(786)	(1,116)	330	(30)
Placement fees and other interest income	33,211	39,402	(6,191)	(16)
Other revenues	25,326	22,751	2,575	11
Total revenues	$237,367	$228,059	$9,308	4

Expenses
Personnel	$121,390	$111,463	$9,927	9%
Amortization and depreciation	57,621	55,891	1,730	3
Provision (benefit) for credit losses	3,712	524	3,188	608
Interest expense on corporate debt	15,514	17,659	(2,145)	(12)
Other operating expenses	33,886	28,843	5,043	17
Total expenses	$232,123	$214,380	$17,743	8
Income from operations	$5,244	$13,679	$(8,435)	(62)
Income tax expense	2,519	2,864	(345)	(12)
Net income before noncontrolling interests	$2,725	$10,815	$(8,090)	(75)
Less: net income (loss) from noncontrolling interests	(29)	(1,051)	1,022	(97)
Walker & Dunlop net income	$2,754	$11,866	$(9,112)	(77)

Overview

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“Origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), servicing fees, property sales broker fees, and other revenues, partially offset by decreases in investment management fees and placement fees and other interest income. Origination fees and MSR income increased primarily due to the increase in our Fannie Mae and HUD debt financing volumes. Servicing fees increased primarily due to the increase in the size of our GSE servicing portfolio combined with an increase in the weighted average servicing fee. The increase in property sales broker fees was largely driven by an increase in property sales volume. Other revenues increased primarily due to an increase in investment banking revenues, partially offset by decreases in syndication fees and income from equity-method investments. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Placement fees and other interest income declined primarily due to lower average placement fee rates during the first quarter of 2025 compared to the first quarter of 2024.

The increase in expenses was due to increases in personnel expense, amortization and depreciation, provision (benefit) for credit losses, and other operating expenses, partially offset by a decrease in interest expense on corporate debt. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees, property sales broker fees, and investment banking revenues and increased severance expense. The increase in amortization and depreciation was primarily driven by an increase in amortization of MSRs. The increase in provision for credit losses was mainly attributable to loans evaluated collectively. Other operating expenses increased primarily due to the write-off of unamortized debt issuance costs resulting from the partial paydown of one of our corporate debt instruments. Interest expense on corporate debt decreased due to lower average interest rates during the first quarter of 2025 compared to the first quarter of 2024.

Income tax expense was down slightly despite a 62% decrease in income from operations largely as a result of excess tax benefits. For the three months ended March 31, 2025, we had a tax shortfall of $1.3 million compared to a tax benefit of $0.6 million for the three months ended March 31, 2024.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs based on the final resolution of the defaulted loans or collateral, stock-based incentive compensation charges, the fair value of expected net cash flows from servicing, net, the write-off of the unamortized balance of deferred issuance costs associated with the repayment of a portion of our corporate debt, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended
	March 31,
(in thousands)	2025	2024
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$2,754	$11,866
Income tax expense	2,519	2,864
Interest expense on corporate debt	15,514	17,659
Amortization and depreciation	57,621	55,891
Provision (benefit) for credit losses	3,712	524
Net write-offs	—	—
Stock-based compensation expense	6,442	6,230
MSR income	(27,811)	(20,898)
Write-off of unamortized issuance costs from corporate debt paydown	4,215	—
Adjusted EBITDA	$64,966	$74,136

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$46,381	$43,740	$2,641	6%
Servicing fees	82,221	80,043	2,178	3
Property sales broker fees	13,521	8,821	4,700	53
Investment management fees	9,682	13,520	(3,838)	(28)
Net warehouse interest income (expense)	(786)	(1,116)	330	(30)
Placement fees and other interest income	33,211	39,402	(6,191)	(16)
Other revenues	25,355	23,802	1,553	7
Personnel	(114,948)	(105,233)	(9,715)	9
Net write-offs	—	—	—	N/A
Other operating expenses	(29,671)	(28,843)	(828)	3
Adjusted EBITDA	$64,966	$74,136	$(9,170)	(12)

Origination fees increased primarily due to the increase in Fannie Mae and HUD debt financing volume. Servicing fees increased largely due to growth in the average servicing portfolio period over period combined with an increase in the weighted-average servicing fee. Property sales broker fees increased mostly as a result of the growth in property sales volume. Investment management fees decreased due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income decreased primarily due to lower average placement fee rates. Other revenues increased principally due to higher investment banking revenues, partially offset by decreases in syndication fees from our LIHTC operations and income from equity-method investments. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees, property sales broker fees, and investment banking revenues. Personnel expense also increased due to an increase in severance expense.

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

Cash Flows from Investing Activities

We usually lease facilities and equipment for our operations. Our cash flows from investing activities include the funding and repayment of loans held for investment, including repurchased loans, contributions to and distributions from joint ventures, purchases of equity-method investments, cash paid for acquisitions, and the purchase of available-for-sale (“AFS”) securities pledged to Fannie Mae.

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our loan origination needs. Historically, we used a combination of long-term debt and cash flows from operating activities to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the exercise of stock options and occasionally for acquisitions (non-cash transactions).

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2025 and 2024.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Net cash provided by (used in) operating activities	$(281,108)	$38,397	$(319,505)	(832)%
Net cash provided by (used in) investing activities	(39,382)	(25,050)	(14,332)	57
Net cash provided by (used in) financing activities	222,026	(124,153)	346,179	(279)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	229,434	280,597	(51,163)	(18)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(199,965)	$72,650	$(272,615)	(375)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(81,143)	(34,253)	(46,890)	137

Cash flows from (used in) investing activities
Purchases of pledged AFS securities	$(16,989)	$(8,000)	$(8,989)	112%
Purchases of equity-method investments	(8,965)	(4,048)	(4,917)	121

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$199,823	$(74,359)	$274,182	(369)%
Borrowings of note payable	398,875	—	398,875	N/A
Repayments of notes payable	(328,481)	(2,000)	(326,481)	16,324
Payment of contingent consideration	(1,500)	(13,820)	12,320	(89)
Debt issuance costs	(14,117)	(480)	(13,637)	2,841

Operating Activities

Net cash provided by (used in) operating activities changed primarily due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The change to net cash used from net cash received in loan origination activities is primarily attributable to originations outpacing sales by $200.0 million in 2025 compared to $72.7 million in 2024.
(ii)	Other activities. Cash flows used in other operating activities were $81.1 million in 2025, up from $34.3 million in 2024. The increase was primarily due to an $8.1 million decline in net income before noncontrolling interest, an $8.2 million change in the fair value of premium and origination fees, a $5.2 million increase in the net adjustment for MSR income and amortization, and a $30.7 million decrease in adjustments for other operating activities, partially offset by a $3.2 million positive adjustment for provision (benefit) for credit losses.

Investing Activities

Net cash provided by (used in) investing activities changed primarily due to:

(i)  AFS securities. Purchases of AFS securities increased during 2025 as we changed the mix of our pledged collateral, investing additional amounts in AFS securities and reducing our holding of money market funds due to the declining yields in money market funds compared to AFS securities. Investments in money market funds are considered restricted cash equivalents for purposes of the statement of cash flows.

(ii)  Purchases of equity-method investments. The increase was primarily due to capital calls on our investments in the debt fund managed by our investment management services.

Financing Activities

Net cash provided by (used in) financing activities changed primarily due to:

(i)  Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in cash used in loan origination activity.

(ii) Borrowings of note payable. The increase was attributable to the issuance of our Senior Notes (as discussed in Liquidity and Capital Resources below) in 2025, with no comparable activity in 2024.

(iii)	Payment of contingent consideration. The decrease was largely due to the timing of payments. The earnout for one of our large acquisitions occurred in the first quarter of 2024. During the first quarter of 2025, the payment was delayed and not paid out during the first quarter and paid during the second quarter of 2025 instead.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)	Repayments of notes payable. The increase was due to using $328.5 million of the $400.0 million proceeds from the issuance of our Senior Notes to pay down our Term Loan in 2025, with no comparable activity in 2024.

(ii)  Debt issuance costs. The increase in debt issuance costs paid was driven by the aforementioned issuance of the Senior Notes and amendment of the Term Loan, with no comparable activity in 2024.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

(in thousands)	For the three months ended
Transaction Volume	March 31,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$1,511,794	$903,368	$608,426	67%
Freddie Mac	808,247	974,926	(166,679)	(17)
Ginnie Mae ̶ HUD	148,158	14,140	134,018	948
Brokered(1)	2,552,943	3,319,074	(766,131)	(23)
Total Debt Financing Volume	$5,021,142	$5,211,508	$(190,366)	(4)%
Property sales volume	1,839,290	1,167,151	672,139	58
Total Transaction Volume	$6,860,432	$6,378,659	$481,773	8%

Key Performance Metrics (in thousands)
Net income (loss)	$2,360	$(6,700)	9,060	(135)
Adjusted EBITDA(2)	(13,327)	(19,297)	5,970	(31)
Diluted EPS	0.07	(0.20)
Operating margin	4%	(10)%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.90%	0.84%
MSR income	0.55	0.40
MSR income, as a percentage of Agency debt financing volume	1.13	1.10
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
(in thousands)	March 31,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$45,297	$43,700	$1,597	4%
MSR income	27,811	20,898	6,913	33
Property sales broker fees	13,521	8,821	4,700	53
Net warehouse interest income (expense), loans held for sale	(786)	(1,574)	788	(50)
Other revenues	16,727	10,052	6,675	66
Total revenues	$102,570	$81,897	$20,673	25

Expenses
Personnel	$86,466	$79,187	$7,279	9%
Amortization and depreciation	1,141	1,137	4	0
Interest expense on corporate debt	4,187	4,851	(664)	(14)
Other operating expenses	6,235	5,052	1,183	23
Total expenses	$98,029	$90,227	$7,802	9
Income (loss) from operations	$4,541	$(8,330)	$12,871	(155)
Income tax expense (benefit)	2,181	(1,744)	3,925	(225)
Net income (loss) before noncontrolling interests	$2,360	$(6,586)	$8,946	(136)
Less: net income (loss) from noncontrolling interests	—	114	(114)	(100)
Net income (loss)	$2,360	$(6,700)	$9,060	(135)

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2025	2024
Fannie Mae	30%	17%
Freddie Mac	16	19
Ginnie Mae ̶ HUD(1)	3	—
Brokered	51	64
(1)Ginnie Mae-HUD volume percentage was less than 1% of total debt volume for the three months ended March 31, 2024.

	For the three months ended
	March 31,
Mortgage Banking Details (basis points)	2025	2024
Origination Fee Rate (1)	90	84
Basis Point Change	6
Percentage Change	7%
MSR Rate (2)	55	40
Basis Point Change	15
Percentage Change	38%
Agency MSR Rate (3)	113	110
Basis Point Change	3
Percentage Change	3%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of total debt financing volume, excluding the income and debt financing volume from principal lending and investing.
(3)	MSR income as a percentage of Agency debt financing volume.

The increase in origination fees was the result of the increase in our Fannie Mae and HUD debt financing volume, partially offset by declines in our Freddie Mac and brokered transaction volumes. Our Fannie Mae and HUD debt financing volume as a percentage of our overall debt financing volume increased from 18% for the first quarter of 2024 to 33% of our volume for the first quarter of 2025, which led to an increase in the origination fee rate as our Fannie Mae and HUD executions have higher origination fee rates than Freddie Mac and brokered executions.

The increase in our MSR income was similarly driven by the increase in Fannie Mae and HUD debt financing volume, partially offset by a 19% decrease in the weighted-average service fee on Fannie Mae debt financing volume.

Property sales broker fees. The increase was the result of the 58% increase in property sales volumes period over period, partially offset by a small decrease in the property sales broker fee rate.

Other revenues. The increase was principally due to a $6.1 million increase in investment banking revenues due to increased investment banking advisory transactions during the quarter.

Expenses

Personnel. The increase was largely due to a $6.3 million increase in commission costs due to higher origination fees, property sales broker fees, and investment banking revenues and a $2.8 million increase in severance expense. The increase in severance expense largely related to severance agreements totaling $2.4 million with several underperforming producers for the three months ended March 31, 2025, with no comparable activity in the prior year. Partially offsetting these increases was a $1.5 million reduction in bonus accrual and stock compensation expense for the three months ended March 31, 2025 compared to the prior year.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase was primarily due to the $1.3 million write-off of unamortized debt issuance costs allocated to the segment resulting from the partial paydown of one of our corporate debt instruments, with no comparable activity in 2024.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands)	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net Income (loss)	$2,360	$(6,700)
Income tax expense (benefit)	2,181	(1,744)
Interest expense on corporate debt	4,187	4,851
Amortization and depreciation	1,141	1,137
MSR income	(27,811)	(20,898)
Stock-based compensation expense	3,351	4,057
Write-off of unamortized issuance costs from corporate debt paydown	1,264	—
Adjusted EBITDA	$(13,327)	$(19,297)

The following table presents a period-to-period comparison of the components of CM adjusted EBITDA for the three months ended March 31, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$45,297	$43,700	$1,597	4%
Property sales broker fees	13,521	8,821	4,700	53
Net warehouse interest income (expense), loans held for sale	(786)	(1,574)	788	(50)
Other revenues	16,727	9,938	6,789	68
Personnel	(83,115)	(75,130)	(7,985)	11
Other operating expenses	(4,971)	(5,052)	81	(2)
Adjusted EBITDA	$(13,327)	$(19,297)	$5,970	(31)

Origination fees increased due principally to an increase in Fannie Mae and HUD debt financing volume, partially offset by declines in our Freddie Mac and brokered transaction volumes. Property sales broker fees increased largely due to the increase in property sales volume partially offset by a small decrease in the property sales broker fee rate. Other revenues increased primarily due to an increase in investment banking revenues. Personnel expense increased primarily due to increased commission costs and severance expense, partially offset but a decrease in subjective bonus accrual.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of March 31,		Dollar	Percentage
Managed Portfolio (in thousands)	2025	2024	Change	Change
Components of Servicing Portfolio
Fannie Mae	$69,176,839	$64,349,886	$4,826,953	8%
Freddie Mac	38,556,682	39,665,386	(1,108,704)	(3)
Ginnie Mae–HUD	10,882,857	10,595,841	287,016	3
Brokered(1)	17,032,338	17,312,513	(280,175)	(2)
Principal Lending and Investing(2)	—	40,139	(40,139)	(100)
Total Servicing Portfolio	$135,648,716	$131,963,765	$3,684,951	3%
Assets under management	18,518,413	17,465,398	1,053,015	6
Total Managed Portfolio	$154,167,129	$149,429,163	$4,737,966	3%

	For the three months ended
(in thousands)	March 31,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(3)	$15,036	$45,377	$(30,341)	(67)%
Principal Lending and Investing debt financing volume(4)	175,500	15,800	159,700	1,011
Net income	19,126	43,283	(24,157)	(56)
Adjusted EBITDA(5)	107,902	119,658	(11,756)	(10)
Diluted EPS	0.55	1.28
Operating margin	28%	38%

	As of March 31,
Key Servicing Portfolio Metrics	2025	2024
Custodial escrow deposit balance (in billions)	$2.4	$2.3
Weighted-average servicing fee rate (basis points)	24.4	24.0
Weighted-average remaining servicing portfolio term (years)	7.5	8.0

	As of March 31,
(in thousands)	2025		2024
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,877,325	16,025,745	$6,699,825	$15,183,395
Equity funds	943,436	943,436	892,887	892,887
Debt funds(6)	748,952	1,549,232	809,801	1,389,116
Total	$8,569,713	$18,518,413	$8,402,513	$17,465,398
(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”
(6)	As of March 31, 2025, included $45.0 million of equity under management and $173.3 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of March 31, 2024, included $132.2 million of equity under management and $711.5 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$1,084	$40	$1,044	2,610%
Servicing fees	82,221	80,043	2,178	3
Investment management fees	9,682	13,520	(3,838)	(28)
Net warehouse interest income (expense), loans held for investment	—	458	(458)	(100)
Placement fees and other interest income	29,622	35,603	(5,981)	(17)
Other revenues	9,294	11,571	(2,277)	(20)
Total revenues	$131,903	$141,235	$(9,332)	(7)

Expenses
Personnel	$19,546	$18,055	$1,491	8%
Amortization and depreciation	54,498	53,071	1,427	3
Provision (benefit) for credit losses	3,712	524	3,188	608
Interest expense on corporate debt	9,931	11,191	(1,260)	(11)
Other operating expenses	7,468	5,123	2,345	46
Total expenses	$95,155	$87,964	$7,191	8
Income (loss) from operations	$36,748	$53,271	$(16,523)	(31)
Income tax expense (benefit)	17,651	11,153	6,498	58
Net income (loss) before noncontrolling interests	$19,097	$42,118	$(23,021)	(55)
Less: net income (loss) from noncontrolling interests	(29)	(1,165)	1,136	(98)
Net income (loss)	$19,126	$43,283	$(24,157)	(56)

Revenues

Servicing fees. The increase was primarily attributable to an increase in the average servicing portfolio period over period as shown below, combined with a small increase in the average servicing fee rate. The increase in the average servicing portfolio was driven primarily by the $4.8 billion increase in Fannie Mae loans serviced. The increase in the average servicing fee rate was primarily the result of an increase in Fannie Mae loans as a percentage of the servicing portfolio. Servicing fee rates for our Fannie Mae loans are higher than other products in the servicing portfolio.

	For the three months ended
	March 31,
Servicing Fees Details (in thousands)	2025	2024
Average Servicing Portfolio	$135,394,904	$131,236,834
Dollar Change	$4,158,070
Percentage Change	3%
Average Servicing Fee (basis points)	24.3	24.0
Basis Point Change	0.3
Percentage Change	1%

Investment management fees. Investment management fees declined primarily as a result of a $3.4 million decline in investment management fees from our LIHTC operations.

Placement fees and other interest income. The decrease was driven primarily by a decrease in our placement fees on escrow deposits of $6.5 million, partially offset by a small increase in other interest income. The placement fee rates on escrow deposits decreased as a result of a lower average short-term interest rate environment in 2025 compared to the same period in 2024.

Other revenues. The decrease was primarily due to a $1.4 million decrease in income from equity method investments and a $1.1 million reduction in syndication fees due to a 67% decline in gross equity raised within our LIHTC investment management strategies year over year.

Expenses

Personnel. The increase was largely due to small increases in (i) salaries resulting from standard annual increase for employees, (ii) severance expense related to the pending sale of a subsidiary, and (iii) production bonuses.

Amortization and depreciation. The increase was primarily driven by an increase in amortization of mortgage servicing rights.

Provision (benefit) for credit losses. The increase in provision for credit losses was attributable to changes in (i) the provision associated with risk-sharing loans collectively evaluated, (ii) the provision for risk-sharing loans with collateral-based reserves, and (iii) the provision for other credit losses. For the three months ended March 31, 2024, we had a $6.6 million benefit for credit losses associated with our risk-sharing loans collectively evaluated compared to a provision for credit losses of $0.2 million for the three months ended March 31, 2025. The change from a benefit to a provision year over year related to the annual update to our historical loss factor. In 2024, the historical loss factor decreased significantly, while in 2025, it remained unchanged.

For the three months ended March 31, 2024, the provision for credit losses for risk-sharing loans with a collateral based reserve was $5.1 million compared to $3.5 million for the three months ended March 31, 2025. In 2024, three loans defaulted during the first quarter, while in 2025, only two loans defaulted.

For the three months ended March 31, 2024, there was a $2.0 million provision for other credit losses related to requests for repurchased loans, with no comparable activity for the three months ended March 31, 2025.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our condensed consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase was primarily due to the $2.5 million write-off of unamortized debt issuance costs allocated to the segment resulting from the partial paydown of one of our corporate debt instruments, with no comparable activity in 2024.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,
(in thousands)	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$19,126	$43,283
Income tax expense (benefit)	17,651	11,153
Interest expense on corporate debt	9,931	11,191
Amortization and depreciation	54,498	53,071
Provision (benefit) for credit losses	3,712	524
Net write-offs	—	—
Stock-based compensation expense	455	436
Write-off of unamortized issuance costs from corporate debt paydown	2,529	—
Adjusted EBITDA	$107,902	$119,658

The following table presents a period-to-period comparison of the components of SAM adjusted EBITDA for the three months ended March 31, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$1,084	$40	$1,044	2,610%
Servicing fees	82,221	80,043	2,178	3
Investment management fees	9,682	13,520	(3,838)	(28)
Net warehouse interest income (expense), loans held for investment	—	458	(458)	(100)
Placement fees and other interest income	29,622	35,603	(5,981)	(17)
Other revenues	9,323	12,736	(3,413)	(27)
Personnel	(19,091)	(17,619)	(1,472)	8
Net write-offs	—	—	—	N/A
Other operating expenses	(4,939)	(5,123)	184	(4)
Adjusted EBITDA	$107,902	$119,658	$(11,756)	(10)

Servicing fees increased primarily due to growth in the average servicing portfolio period over period as a result of loan originations, combined with a small increase in the average servicing fee rate. Investment management fees declined principally due to a decrease in investment management fees from our LIHTC operations. Placement fees and other interest income decreased mainly due to decrease in our placement fees on escrow deposits, partially offset by a small increase in other interest income. Other revenues decreased primarily due to lower income from equity method investments and a reduction in syndication fees related to lower gross equity raised year over year. Personnel expense increased principally as a result of increases in salaries expense and health insurance costs.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$3,589	$3,799	$(210)	(6)%
Other revenues	(695)	1,128	(1,823)	(162)
Total revenues	$2,894	$4,927	$(2,033)	(41)

Expenses
Personnel	$15,378	$14,221	$1,157	8%
Amortization and depreciation	1,982	1,683	299	18
Interest expense on corporate debt	1,396	1,617	(221)	(14)
Other operating expenses	20,183	18,668	1,515	8
Total expenses	$38,939	$36,189	$2,750	8
Income (loss) from operations	$(36,045)	$(31,262)	$(4,783)	15
Income tax expense (benefit)	(17,313)	(6,545)	(10,768)	165
Net income (loss)	$(18,732)	$(24,717)	$5,985	(24)

Diluted EPS	(0.54)	(0.73)
Adjusted EBITDA(1)	$(29,609)	$(26,225)	$(3,384)	13%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBIDTA, refer to the section below titled “Non-GAAP Financial Measure”

Revenues

Other revenues. The decrease was primarily due to a decrease in miscellaneous revenues.

Expenses

Personnel. The increase was primarily due to a $4.1 million increase in salaries, benefits, and stock compensation due to an increase in average headcount, partially offset by a $1.8 million decrease in subjective bonuses tied to company performance and a $1.2 million decrease in other compensation expenses.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expenses. The increase was primarily driven by increases in professional fees and the write-off of unamortized debt issuance costs resulting from the partial paydown of one of our corporate debt instruments, with no comparable activity in 2024.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended
	March 31,
(in thousands)	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$(18,732)	$(24,717)
Income tax expense (benefit)	(17,313)	(6,545)
Interest expense on corporate debt	1,396	1,617
Amortization and depreciation	1,982	1,683
Stock-based compensation expense	2,636	1,737
Write-off of unamortized issuance costs from corporate debt paydown	422	—
Adjusted EBITDA	$(29,609)	$(26,225)

The following table presents a period-to-period comparison of the components of Corporate adjusted EBITDA for the three months ended March 31, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	$3,589	$3,799	$(210)	(6)%
Other revenues	(695)	1,128	(1,823)	(162)
Personnel	(12,742)	(12,484)	(258)	2
Other operating expenses	(19,761)	(18,668)	(1,093)	6
Adjusted EBITDA	$(29,609)	$(26,225)	$(3,384)	13

Other revenues decreased primarily due to a decrease in miscellaneous revenues. The increase in personnel expense was primarily due to higher salaries and benefit costs, partially offset by decreases in subjective bonus tied to company performance and other compensation expenses. The increase in other operating expenses was primarily driven by increases in professional fees.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary to support equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions; (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnership contributions, advances for servicing, loan repurchases and payments for salaries, commissions, and income taxes; and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2025. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2025, the net worth requirement was $334.5 million, and our net worth was $977.5 million, as measured at our wholly owned operating subsidiary,

Walker & Dunlop, LLC. As of March 31, 2025, we were required to maintain at least $66.5 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2025, we had operational liquidity of $157.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.67 per share during the first quarter of 2025, which is 3% higher than the quarterly dividend paid in the first quarter of 2024. On April 30, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the second quarter of 2025. The dividend will be paid on May 29, 2025 to all holders of record of our restricted and unrestricted common stock as of May 15, 2025.

In February 2025, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 21, 2025 (the “2025 Stock Repurchase Program”). During the three months ended March 31, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program and we had $75.0 million of remaining capacity under the 2025 Stock Repurchase Program as of March 31, 2025.

Historically, our cash flows from operating activities and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operating activities will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2025, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $198.2 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2025 collateral requirements as outlined above. As of March 31, 2025, reserve requirements for the March 31, 2025 DUS loan portfolio will require us to fund $78.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2025.

Sources of Liquidity: Warehouse Facilities and Notes Payable

Warehouse Facilities

We use a combination of warehouse facilities and notes payable to provide funding for our operations. We use warehouse facilities to fund our Agency Lending and Interim Loan Program. Our ability to originate Agency mortgage loans and loans held for investments depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement, refer to “Warehouse Facilities” in NOTE 6 in the consolidated financial statements in our 2024 Form 10-K, as updated in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

Notes Payable

For a detailed description of the terms of our various corporate debt instruments and related amendments, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2024 Form 10-K and “Notes Payable” in NOTE 6 in the condensed consolidated financial statements in this Form 10-Q.

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of March 31, 2025.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
	2025	2024
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$60,493,946	$55,236,618
Fannie Mae Modified Risk	8,682,893	9,113,268
Freddie Mac Modified Risk	15,000	69,510
Total risk-sharing servicing portfolio	$69,191,839	$64,419,396

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$—
Freddie Mac No Risk	38,541,682	39,595,876
GNMA - HUD No Risk	10,882,857	10,595,841
Brokered	17,032,338	17,312,513
Total non-risk-sharing servicing portfolio	$66,456,877	$67,504,230
Total loans serviced for others	$135,648,716	$131,923,626

Loans held for investment (full risk)	36,926	40,139
Interim Program JV Managed Loans(1)	173,315	711,541

At risk servicing portfolio(2)	$64,450,319	$59,498,851
Maximum exposure to at risk portfolio(3)	13,200,846	12,088,698
Defaulted loans(4)	108,530	63,264

Defaulted loans as a percentage of the at-risk portfolio	0.17%	0.11%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.24	0.25
(1)	As of March 31, 2025 and 2024, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

The Segments – Capital Markets section of “Item 1. Business” in our 2024 Form 10-K contains a discussion of the risk-sharing caps we have with Fannie Mae.

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans. We do not record a collateral-based reserve when it is probable that a risk sharing loan will foreclose or has foreclosed, and the disposition proceeds are expected to be higher than the UPB, resulting in no losses for the Company.

The allowance for risk-sharing obligations related to the Company’s $63.6 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac SBL defaulted loans as of March 31, 2025 was $24.4 million compared to $24.2 million as of December 31, 2024.

As of March 31, 2025, eight loans (five Fannie Mae loans and three Freddie Mac SBL loans) were in default with an aggregate UPB of $108.5 million compared to six Fannie Mae loans with an aggregate UPB of $63.3 million that were in default as of March 31, 2024. The collateral-based reserve on defaulted loans was $7.5 million and $5.1 million as of March 31, 2025 and 2024, respectively. We had a provision for risk-sharing obligations of $3.7 million for the three months ended March 31, 2025 compared to a benefit for risk-sharing obligations of $1.5 million for the three months ended March 31, 2024.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our repurchase obligations.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, our preliminary conclusion is that there are no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of March 31, 2025.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 433 basis points and 533 basis points as of March 31, 2025 and 2024, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of March 31,
Change in annual placement fee revenue due to:	2025	2024
100 basis point increase in EFFR	$24,267	$23,055
100 basis point decrease in EFFR	(24,267)	(23,055)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on Secured Overnight Financing Rate (“SOFR”). SOFR was 441 basis points and 534 basis points as of March 31, 2025 and 2024, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of March 31,
Change in annual net warehouse interest income due to:	2025	2024
100 basis point increase in SOFR	$(8,196)	$(5,109)
100 basis point decrease in SOFR	8,196	5,109

All of our corporate debt is effectively based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of March 31, 2025 and 2024, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of March 31,
Change in annual income from operations due to:	2025	2024
100 basis point increase in SOFR	$(8,500)	$(7,845)
100 basis point decrease in SOFR	8,500	7,845

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $42.1 million as of March 31, 2025 compared to $44.3 million as of March 31, 2024. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $49.9 million as of March 31, 2025. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both March 31, 2025 and 2024, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of these disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2024 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in our 2024 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the first quarter of 2025, we purchased 97 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2025, the Company’s Board of Directors approved the 2025 Stock Repurchase Program. During the quarter ended March 31, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program. The Company had $75.0 million of authorized share repurchase capacity remaining as of March 31, 2025.

The following table provides information regarding common stock repurchases for the quarter ended March 31, 2025:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2025	20,132	$95.83	—	$75,000,000
February 1-29, 2025	58,024	86.41	—	75,000,000
March 1-31, 2025	18,913	87.17	—	$75,000,000
1st Quarter	97,069	$88.51	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Alinksy, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6

Amendment No. 1 to Purchase Agreement, dated as of December 31, 2024, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horowitz (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2025)

2.7

Share Purchase Agreement dated February 4, 2022 by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders (incorporated by reference to Exhibit 2.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Indenture, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., the guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.1	†

Amended and Restated Credit Agreement, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.2	†

Amended and Restated Guarantee and Collateral Agreement, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.3

Consent and Amendment, dated as of March 14, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.4

Consent and Amendment, dated as of March 14, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and PNC Bank, National Association, as lender. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

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

†:

The exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
Date: May 6, 2025	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 6, 2025	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer