Form 10-Q
period 2025-06-30
Walker & Dunlop, Inc.
filed 2025-08-07
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 34,069,118 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$233,712	$279,270
Restricted cash	41,090	25,156
Pledged securities, at fair value	218,435	206,904
Loans held for sale, at fair value	1,177,837	780,749
Mortgage servicing rights	817,814	852,399
Goodwill	868,710	868,710
Other intangible assets	149,385	156,893
Receivables, net	360,646	335,879
Committed investments in tax credit equity	194,479	313,230
Other assets	612,932	562,803
Total assets	$4,675,040	$4,381,993

Liabilities
Warehouse notes payable	$1,157,234	$781,706
Notes payable	828,657	768,044
Allowance for risk-sharing obligations	33,191	28,159
Commitments to fund investments in tax credit equity	168,863	274,975
Other liabilities	725,297	769,246
Total liabilities	$2,913,242	$2,622,130

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,366 shares as of June 30, 2025 and 33,194 shares as of December 31, 2024)	333	332
Additional paid-in capital ("APIC")	438,129	429,000
Accumulated other comprehensive income (loss) ("AOCI")	2,764	586
Retained earnings	1,308,792	1,317,945
Total stockholders’ equity	$1,750,018	$1,747,863
Noncontrolling interests	11,780	12,000
Total equity	$1,761,798	$1,759,863
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$4,675,040	$4,381,993

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Loan origination and debt brokerage fees, net	$94,309	$65,334	$140,690	$109,074
Fair value of expected net cash flows from servicing, net	53,153	33,349	80,964	54,247
Servicing fees	83,693	80,418	165,914	160,461
Property sales broker fees	14,964	11,265	28,485	20,086
Investment management fees	7,577	14,822	17,259	28,342
Net warehouse interest income (expense)	(1,760)	(1,584)	(2,546)	(2,700)
Placement fees and other interest income	35,986	41,040	69,197	80,442
Other revenues	31,318	26,032	56,644	48,783
Total revenues	$319,240	$270,676	$556,607	$498,735

Expenses
Personnel	$161,888	$133,067	$283,278	$244,530
Amortization and depreciation	58,936	56,043	116,557	111,934
Provision (benefit) for credit losses	1,820	2,936	5,532	3,460
Interest expense on corporate debt	16,767	17,874	32,281	35,533
Other operating expenses	33,455	32,559	67,341	61,402
Total expenses	$272,866	$242,479	$504,989	$456,859
Income from operations	$46,374	$28,197	$51,618	$41,876
Income tax expense	12,425	7,902	14,944	10,766
Net income before noncontrolling interests	$33,949	$20,295	$36,674	$31,110
Less: net income (loss) from noncontrolling interests	(3)	(2,368)	(32)	(3,419)
Walker & Dunlop net income	$33,952	$22,663	$36,706	$34,529
Other comprehensive income (loss), net of tax	1,469	907	2,178	894
Walker & Dunlop comprehensive income	$35,421	$23,570	$38,884	$35,423

Basic earnings per share (NOTE 10)	$1.00	$0.67	$1.08	$1.02
Diluted earnings per share (NOTE 10)	$0.99	$0.67	$1.07	$1.02

Basic weighted-average shares outstanding	33,358	33,121	33,311	33,050
Diluted weighted-average shares outstanding	33,371	33,154	33,333	33,101

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and six months ended June 30, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	332	429,000	586	1,317,945	12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation - equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089
Walker & Dunlop net income	—	—	—	—	33,952	—	33,952
Net income (loss) from noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	—	1,469
Stock-based compensation - equity classified	—	—	5,756	—	—	—	5,756
Issuance of common stock in connection with equity compensation plans	31	—	230	—	—	—	230
Repurchase and retirement of common stock	(9)	—	(645)	—	—	—	(645)
Distributions to noncontrolling interest holders	—	—	—	—	—	(126)	(126)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,924)	—	(22,924)
Balance as of June 30, 2025	33,366	$333	$438,129	$2,764	$1,308,792	$11,780	$1,761,798

	For the three and six months ended June 30, 2024
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2023	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	11,866	—	11,866
Net income (loss) from noncontrolling interests	—	—	—	—	—	(1,051)	(1,051)
Other comprehensive income (loss), net of tax	—	—	—	(13)	—	—	(13)
Stock-based compensation - equity classified	—	—	5,842	—	—	—	5,842
Issuance of common stock in connection with equity compensation plans	322	3	5,642	—	—	—	5,645
Repurchase and retirement of common stock	(101)	(1)	(9,788)	—	—	—	(9,789)
Distributions to noncontrolling interest holders	—	—	—	—	—	(500)	(500)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(21,965)	—	(21,965)
Other activity	—	—	—	—	—	(256)	(256)
Balance as of March 31, 2024	33,095	$331	$427,184	$(492)	$1,288,313	$20,572	$1,735,908
Walker & Dunlop net income	—	—	—	—	22,663	—	22,663
Net income (loss) from noncontrolling interests	—	—	—	—	—	(2,368)	(2,368)
Other comprehensive income (loss), net of tax	—	—	—	907	—	—	907
Stock-based compensation - equity classified	—	—	6,608	—	—	—	6,608
Issuance of common stock in connection with equity compensation plans	50	—	169	—	—	—	169
Repurchase and retirement of common stock	(8)	—	(809)	—	—	—	(809)
Distributions to noncontrolling interest holders	—	—	—	—	—	(36)	(36)
Cash dividends paid ($0.65 per common share)	—	—	—	—	(22,248)	—	(22,248)
Purchase of noncontrolling interests	—	—	(25,726)	—	—	18,726	(7,000)
Balance as of June 30, 2024	33,137	$331	$407,426	$415	$1,288,728	$36,894	$1,733,794

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$36,674	$31,110
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(80,964)	(54,247)
Change in the fair value of premiums and origination fees	(16,798)	2,947
Amortization and depreciation	116,557	111,934
Provision (benefit) for credit losses	5,532	3,460
Originations of loans held for sale	(5,310,528)	(3,192,112)
Proceeds from transfers of loans held for sale	4,742,908	2,959,268
Other operating activities, net	(12,941)	(61,809)
Net cash provided by (used in) operating activities	$(519,560)	$(199,449)

Cash flows from investing activities
Capital expenditures	$(6,195)	$(7,056)
Purchases of equity-method investments	(16,792)	(11,537)
Purchases of pledged available-for-sale ("AFS") securities	(21,989)	(20,900)
Proceeds from prepayment and sale of pledged AFS securities	4,547	3,577
Originations and repurchase of loans held for investment	(24,381)	(13,469)
Principal collected on loans held for investment	—	16,580
Other investing activities, net	2,884	3,194
Net cash provided by (used in) investing activities	$(61,926)	$(29,611)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$559,042	$222,197
Repayments of interim warehouse notes payable	—	(13,884)
Repayments of notes payable	(329,606)	(4,006)
Borrowings of notes payable	398,875	—
Repurchase of common stock	(9,232)	(10,598)
Cash dividends paid	(45,858)	(44,213)
Payment of contingent consideration	(10,954)	(25,873)
Debt issuance costs	(14,964)	—
Other financing activities, net	(947)	(4,476)
Net cash provided by (used in) financing activities	$546,356	$119,147

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(35,130)	$(109,913)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	327,898	391,403
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$292,768	$281,490

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$35,093	$43,668
Cash paid for income taxes, net of cash refunds received	15,910	17,105

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to June 30, 2025 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to June 30, 2025. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including the allowance for risk-sharing obligations, initial and recurring fair value assessments of capitalized mortgage servicing rights, and the periodic assessment of impairment of goodwill. Actual results may vary from these estimates.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2025	2024	2025	2024
Provision (benefit) for loan losses	$500	$(17)	$500	$(16)
Provision (benefit) for risk-sharing obligations	1,320	353	5,032	(1,124)
Provision (benefit) for loan credit losses	1,820	336	5,532	(1,140)
Provision (benefit) for other credit losses	—	2,600	—	4,600
Provision (benefit) for credit losses	$1,820	$2,936	$5,532	$3,460

Transfers of Financial Assets—The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. During 2024, the Company received requests to repurchase five GSE loans. As of June 30, 2025, the Company has repurchased four of the loans and still has a forbearance and indemnification agreement in place for the other loan. The Company foreclosed on one of the repurchased loans and now holds an Other Real Estate Owned asset. The asset not yet repurchased, must be repurchased by March 29, 2026 and has an outstanding balance of $23.2 million, net of collateral posted. All repurchased and indemnified loans are delinquent and in non-accrual status.

In addition to the Company’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed above, the Company also has the option to repurchase loans in certain situations. When the Company’s repurchase option becomes exercisable, such loans must be reported on the Condensed Consolidated Balance Sheets. The Company reports the loans as Loans held for sale, at fair value with a corresponding liability that is included as a component of Warehouse notes payable on the Condensed Consolidated Balance Sheets.

As of June 30, 2025, no such loans were included within Loans held for sale, at fair value with no corresponding liability in Warehouse notes payable. As of December 31, 2024, the balance of loans with a repurchase option included within Loans held for sale, at fair value was $189.5 million, and the corresponding liability included within Warehouse notes payable (and NOTE 6) was $189.5 million. These are not cash transactions and thus are not reflected in the Condensed Consolidated Statements of Cash Flows.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of June 30, 2025 and 2024, and December 31, 2024 and 2023.

	June 30,		December 31,
(in thousands)	2025	2024	2024	2023
Cash and cash equivalents	$233,712	$208,095	$279,270	$328,698
Restricted cash	41,090	35,460	25,156	21,422
Pledged cash and cash equivalents (NOTE 9)	17,966	37,935	23,472	41,283
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$292,768	$281,490	$327,898	$391,403

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The Company had a realizable excess tax shortfall of $0.1 million and a benefit of $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and a shortfall of $1.4 million and a benefit of $1.0 million for the six months ended June 30, 2025 and 2024, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment with its own cash. Included in Net warehouse interest income (expense) for the three and six months ended June 30, 2025 and 2024 are the following components:

	For the three months ended		For the six months ended
(in thousands)	June 30,		June 30,
Components of Net Warehouse Interest Income (Expense)	2025	2024	2025	2024
Warehouse interest income	$11,491	$6,643	$18,065	$14,136
Warehouse interest expense	(13,251)	(8,227)	(20,611)	(16,836)
Net warehouse interest income (expense)	$(1,760)	$(1,584)	$(2,546)	$(2,700)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $4.5 million and $2.0 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

Other than LIHTC asset management fees as described in the 2024 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or material estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
Description	2025	2024	2025	2024	Statement of income line item
Certain loan origination fees	$31,431	$25,621	$48,165	$43,408	Loan origination and debt brokerage fees, net
Property sales broker fees	14,964	11,265	28,485	20,086	Property sales broker fees
Investment management fees	7,577	14,822	17,259	28,342	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	23,775	16,719	41,802	28,994	Other revenues
Total revenues derived from contracts with customers	$77,747	$68,427	$135,711	$120,830

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

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating Accounting Standards Updates (“ASU”) 2023-09 Improvements to Income Tax Disclosures and 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. ASU 2023-09 only requires disclosure in the Company’s Annual Report on Form 10-K and has an effective date for the Company for fiscal years starting with its Annual Report on Form 10-K for the year ended December 31, 2025. ASU 2024-03 has an effective date for the Company for fiscal years starting in 2027 and interim periods thereafter. The Company currently believes these ASUs will not materially impact the Company’s consolidated financial statements or disclosures. There are no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both June 30, 2025 and December 31, 2024. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$40.3
200 basis point increase	77.9
Placement Fee Rate
50 basis point decrease	$49.1
100 basis point decrease	98.3

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three and six months ended June 30, 2025 and 2024 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2025	2024	2025	2024
Beginning balance	$825,761	$881,834	$852,399	$907,415
Additions, following the sale of loan	47,068	21,172	73,911	47,582
Amortization	(53,264)	(50,495)	(105,086)	(101,026)
Pre-payments and write-offs	(1,751)	(1,680)	(3,410)	(3,140)
Ending balance	$817,814	$850,831	$817,814	$850,831

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2025 and December 31, 2024:

Components of MSRs (in thousands)	June 30, 2025	December 31, 2024
Gross value	$1,833,896	$1,808,295
Accumulated amortization	(1,016,082)	(955,896)
Net carrying value	$817,814	$852,399

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of June 30, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Six Months Ending December 31,	Amortization
2025	$100,531
Year Ending December 31,
2026	$182,283
2027	160,583
2028	129,242
2029	93,452
2030	64,448
Thereafter	87,275
Total	$817,814

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac’s small balance pre-securitized loans (“SBL”) as discussed in the Company’s 2024 Form 10-K. Most loans are collectively evaluated, while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an insignificant balance of reserves for Freddie Mac SBL, are presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2025 and 2024 follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2025	2024	2025	2024
Beginning balance	$31,871	$30,124	$28,159	$31,601
Provision (benefit) for risk-sharing obligations	1,320	353	5,032	(1,124)
Write-offs	—	—	—	—
Ending balance	$33,191	$30,477	$33,191	$30,477

The Company assesses several qualitative and quantitative factors, including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the six months ended June 30, 2025 and 2024 follows:

	2025
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$64.7	N/A
CECL allowance (in millions)	$24.4	$24.6	N/A
Provision (benefit) CECL allowance (in millions)	$0.2	$0.2	$0.4

	2024
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.3	2.3	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	N/A
Historical loss rate (in basis points)	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	N/A
CECL allowance (in millions)	$25.0	$24.9	N/A
Provision (benefit) CECL allowance (in millions)	$(6.6)	$(0.1)	$(6.7)

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

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2025 was 5.4 years compared to 5.7 years as of December 31, 2024.

Five Fannie Mae DUS loans and three Freddie Mac SBLs had aggregate collateral-based reserves of $8.6 million as of June 30, 2025 compared to three Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $4.0 million as of December 31, 2024.

As of June 30, 2025 and 2024, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $13.4 billion and $12.2 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $137.3 billion as of June 30, 2025 compared to $135.3 billion as of December 31, 2024.

As of both June 30, 2025 and December 31, 2024, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.7 billion. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of June 30, 2025, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”). The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of June 30, 2025 follow:

	June 30, 2025
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$138,127	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	396,148	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	93,987	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	118,347	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	950,000	1,000,000	82,125	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,650,000	2,150,000	3,800,000	$828,734
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	328,926
Total Agency Warehouse Facilities	$1,650,000	3,650,000	5,300,000	$1,157,660
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2025, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #2 was extended to April 10, 2026.

The maturity date of Agency Warehouse Facility #3 was extended to May 15, 2026.

The maturity date of Agency Warehouse Facility #4 was extended to June 22, 2026.

Notes Payable

The Company has a senior secured credit agreement, which has been amended several times, that provides for a $450.0 million term loan (the “Term Loan”) and a revolving credit facility of $50.0 million. As of June 30, 2025, the balance of the Term Loan was $448.9 million and the revolving credit facility did not have an outstanding balance. The Company also has $400.0 million aggregate principal amount of senior unsecured notes (“Senior Notes”) as of June 30, 2025.

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2025.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s reportable segments are Capital Markets (“CM”), Servicing & Asset Management (“SAM”), and Corporate. A summary of the Company’s goodwill by reportable segments as of and for the six months ended June 30, 2025 and 2024 follows:

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
(1)As of June 30, 2025 and 2024 and December 31, 2024 and 2023, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the six months ended June 30, 2025 and 2024 follows:

	As and for the six months ended
	June 30,
Roll Forward of Other Intangible Assets (in thousands)	2025	2024
Beginning balance	$156,893	$181,975
Amortization	(7,508)	(7,508)
Ending balance	$149,385	$174,467

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of June 30, 2025 and December 31, 2024:

Components of Other Intangible Assets (in thousands)	June 30, 2025	December 31, 2024
Gross value	$208,782	$210,616
Accumulated amortization	(59,397)	(53,723)
Net carrying value	$149,385	$156,893

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of June 30, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Six Months Ending December 31,	Amortization
2025	$7,508
Year Ending December 31,
2026	$15,016
2027	15,016
2028	15,016
2029	14,952
2030	14,946
Thereafter	66,931
Total	$149,385

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the six months ended June 30, 2025 and 2024 follows:

	As of and for the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2025	2024
Beginning balance	$30,537	$113,546
Accretion	81	1,334
Payments	(10,954)	(25,873)
Ending balance	$19,664	$89,007

The contingent consideration liabilities presented in the table above relate to acquisitions of debt brokerage and investment sales brokerage companies and other acquisitions, all completed over the past several years. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027.

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

Designated Derivatives

In connection with the issuance of the Senior Notes during the first quarter of 2025, the Company entered into a standard swap agreement to hedge the exposure to changes in fair value of the Senior Notes related to interest rates. The swap converts the fixed interest payments required by the Senior Notes to a variable interest rate based on SOFR (i.e. the Company pays variable and receives fixed payments). The Senior Notes are the only fixed-rate debt the Company has outstanding, and as a result of the swap, all of the Company’s corporate debt is tied to variable rates.

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

●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fix and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades and typically have maturities of 90 days or less. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency mortgage-backed securities (“Agency MBS”) using third-party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on pledged securities are included in NOTE 9.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of earnout achievement, which incorporates management estimates, volatility rates, and discount rate to determine the expected earn-out cash flows. As a result, the Company classifies these liabilities as Level 3. Additional details on Contingent consideration liabilities are included in NOTE 7.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2025
Assets
Loans held for sale	$—	$1,177,837	$—	$1,177,837
Pledged securities	17,966	200,469	—	218,435
Derivative assets	—	52,370	—	52,370
Total	$17,966	$1,430,676	$—	$1,448,642

Liabilities
Derivative liabilities	$—	$16,208	$—	$16,208
Notes payable —Senior Notes	—	399,572	—	399,572
Contingent consideration liabilities(1)	—	—	19,664	19,664
Total	$—	$415,780	$19,664	$435,444

December 31, 2024
Assets
Loans held for sale	$—	$780,749	$—	$780,749
Pledged securities	23,472	183,432	—	206,904
Derivative assets	—	30,175	—	30,175
Total	$23,472	$994,356	$—	$1,017,828

Liabilities
Derivative liabilities	$—	$915	$—	$915
Contingent consideration liabilities(1)	—	—	30,537	30,537
Total	$—	$915	$30,537	$31,452
(1)	For a detailed roll forward of this Level 3 liability, refer to “Roll Forward of Contingent Consideration Liabilities” in NOTE 7.

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2025 or 2024.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033. A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
Derivative Assets and Liabilities, net (in thousands)	2025	2024	2025	2024
Beginning balance	$11,635	$13,797	$29,260	$3,204
Settlements	(122,935)	(91,209)	(214,752)	(145,254)
Realized gains (losses) recorded in earnings(1)	111,300	77,412	185,492	142,049
Unrealized gains (losses) recorded in earnings(1)(2)	36,162	21,272	36,162	21,272
Ending balance	$36,162	$21,272	$36,162	$21,272
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net in the Condensed Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Contingent consideration liabilities	$19,664	Monte Carlo Simulation	Probability of earnout achievement	0% - 100%	8%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum remaining gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2025 and December 31, 2024 are presented below:

		June 30, 2025		December 31, 2024
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$233,712	$233,712	$279,270	$279,270
Restricted cash	Level 1	41,090	41,090	25,156	25,156
Pledged securities	Level 1 & 2	218,435	218,435	206,904	206,904
Loans held for sale	Level 2	1,177,837	1,177,837	780,749	780,749
Loans held for investment, net(1)	Level 3	32,366	32,366	32,866	32,866
Derivative assets(1)	Level 2	52,370	52,370	30,175	30,175
Total financial assets		$1,755,810	$1,755,810	$1,355,120	$1,355,120

Financial Liabilities:
Derivative liabilities(2)	Level 2	$16,208	$16,208	$915	$915
Contingent consideration liabilities(2)	Level 3	19,664	19,664	30,537	30,537
Secured borrowings(2) (NOTE 2)	Level 2	35,060	35,060	59,441	59,441
Warehouse notes payable(3)	Level 2	1,157,234	1,157,660	781,706	781,972
Notes payable(3)(4)	Level 2	828,657	848,448	768,044	778,481
Total financial liabilities		$2,056,823	$2,077,040	$1,640,643	$1,651,346
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Carrying value includes unamortized debt issuance costs.
(4)	Carrying value includes unamortized debt discount.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2025 and December 31, 2024:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
June 30, 2025
Undesignated derivatives
Rate lock commitments	$1,615,937	$41,498	$9,658	$51,156	$51,185	$(29)	$—
Forward sale contracts	2,779,524	—	(14,566)	(14,566)	1,185	(15,751)	—
Loans held for sale(3)	1,163,587	9,342	4,908	14,250	—	—	14,250
Total undesignated derivatives		$50,840	$—	$50,840	$52,370	$(15,780)	$14,250
Designated derivatives
Interest rate swap	400,000	—	(428)	(428)	—	(428)	—
Senior Notes(4)	400,000	—	428	428	—	—	428
Total designated derivatives		$—	$—	$—	$—	$(428)	$428
Total		$50,840	$—	$50,840	$52,370	$(16,208)	$14,678

December 31, 2024
Rate lock commitments	$472,905	$19,968	$(5,338)	$14,630	$14,930	$(300)	$—
Forward sale contracts	1,258,323	—	14,630	14,630	15,245	(615)	—
Loans held for sale	785,418	4,623	(9,292)	(4,669)	—	—	(4,669)
Total		$24,591	$—	$24,591	$30,175	$(915)	$(4,669)
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Notes payable on the Condensed Consolidated Balance Sheets.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2025. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2025 collateral requirements as outlined above. As of June 30, 2025, reserve requirements for the DUS loan portfolio will require the Company to fund $75.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of June 30, 2025. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of June 30, 2025, the net worth requirement was $337.4 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2025, the Company was required to maintain at least $67.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $220.2 million as of June 30, 2025, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of June 30, 2025 and 2024, and December 31, 2024 and 2023:

	June 30,		December 31,
Pledged Securities (in thousands)	2025	2024	2024	2023
Restricted cash	$1,176	$3,663	$3,015	$2,727
Money market funds	16,790	34,272	20,457	38,556
Total pledged cash and cash equivalents	$17,966	$37,935	$23,472	$41,283
Agency MBS	200,469	160,001	183,432	142,798
Total pledged securities, at fair value	$218,435	$197,936	$206,904	$184,081

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

Company’s 2024 Form 10-K. The following table provides additional information related to the Agency MBS as of June 30, 2025 and December 31, 2024:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2025	December 31, 2024
Fair value	$200,469	$183,432
Amortized cost	198,951	182,912
Total gains for securities with net gains in AOCI	2,669	1,650
Total losses for securities with net losses in AOCI	(1,151)	(1,130)
Fair value of securities with unrealized losses	122,983	136,976

Pledged securities with a fair value of $74.7 million, an amortized cost of $75.8 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2025
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	93,675	93,732
After five years through ten years	90,867	89,781
After ten years	15,927	15,438
Total	$200,469	$198,951

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2025	2024	2025	2024
Calculation of basic EPS
Walker & Dunlop net income	$33,952	$22,663	$36,706	$34,529
Less: dividends and undistributed earnings allocated to participating securities	790	514	877	810
Net income applicable to common stockholders	$33,162	$22,149	$35,829	$33,719
Weighted-average basic shares outstanding	33,358	33,121	33,311	33,050
Basic EPS	$1.00	$0.67	$1.08	$1.02

Calculation of diluted EPS
Net income applicable to common stockholders	$33,162	$22,149	$35,829	$33,719
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—	—	—
Net income allocated to common stockholders	$33,162	$22,149	$35,829	$33,719
Weighted-average basic shares outstanding	33,358	33,121	33,311	33,050
Add: weighted-average diluted non-participating securities	13	33	22	51
Weighted-average diluted shares outstanding	33,371	33,154	33,333	33,101
Diluted EPS	$0.99	$0.67	$1.07	$1.02

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2025, 508 thousand average restricted shares and 377 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and six months ended June 30, 2024, 127 thousand average restricted shares and 128 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2025, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 21, 2025 (the “2025 Stock Repurchase Program”). During the first six months of 2025, the Company did not repurchase any shares of its common stock under the 2025 Stock Repurchase Program. As of June 30, 2025, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2025 Stock Repurchase Program.

During the first and second quarters of 2025, the Company paid a dividend of $0.67 per share. On August 6, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the third quarter of 2025. The dividend will be paid on September 5, 2025 to all holders of record of the Company’s restricted and unrestricted common stock as of August 21, 2025.

The Company awarded $6.1 million and $4.4 million of stock to settle compensation liabilities, a non-cash transaction, for the six months ended June 30, 2025 and 2024, respectively.

The Company’s notes payable contain direct restrictions on the amount of dividends the Company may pay, and the warehouse debt facilities and agreements with the Agencies contain minimum equity, liquidity, and other capital requirements that indirectly restrict the amount of dividends the Company may pay. The Company does not believe that these restrictions currently limit the amount of dividends the Company can pay for the foreseeable future.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company allocates interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended June 30, 2025 and 2024.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended June 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$93,764	$545	$—	$94,309
Fair value of expected net cash flows from servicing, net	53,153	—	—	53,153
Servicing fees	—	83,693	—	83,693
Property sales broker fees	14,964	—	—	14,964
Investment management fees	—	7,577	—	7,577
Net warehouse interest income (expense)	(1,760)	—	—	(1,760)
Placement fees and other interest income	—	32,651	3,335	35,986
Other revenues	12,670	16,269	2,379	31,318
Total revenues	$172,791	$140,735	$5,714	$319,240

Expenses
Personnel(1)	$116,441	$22,743	$22,704	$161,888
Amortization and depreciation	1,146	55,882	1,908	58,936
Provision (benefit) for credit losses	—	1,820	—	1,820
Interest expense on corporate debt	4,468	10,810	1,489	16,767
Other operating expenses	5,309	6,514	21,632	33,455
Total expenses	$127,364	$97,769	$47,733	$272,866
Income (loss) from operations	$45,427	$42,966	$(42,019)	$46,374
Income tax expense (benefit)	12,285	5,428	(5,288)	12,425
Net income (loss) before noncontrolling interests	$33,142	$37,538	$(36,731)	$33,949
Less: net income (loss) from noncontrolling interests	—	(3)	—	(3)
Walker & Dunlop net income (loss)	$33,142	$37,541	$(36,731)	$33,952

Diluted EPS	$0.97	$1.10	$(1.08)	$0.99
Operating margin	26%	31%	(735)%	15%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended June 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$63,841	1,493	—	$65,334
Fair value of expected net cash flows from servicing, net	33,349	—	—	33,349
Servicing fees	—	80,418	—	80,418
Property sales broker fees	11,265	—	—	11,265
Investment management fees	—	14,822	—	14,822
Net warehouse interest income (expense)	(1,950)	366	—	(1,584)
Placement fees and other interest income	—	37,170	3,870	41,040
Other revenues	11,665	13,963	404	26,032
Total revenues	$118,170	$148,232	$4,274	$270,676

Expenses
Personnel(1)	$92,480	20,077	20,510	$133,067
Amortization and depreciation	1,138	53,173	1,732	56,043
Provision (benefit) for credit losses	—	2,936	—	2,936
Interest expense on corporate debt	5,299	10,946	1,629	17,874
Other operating expenses	4,642	6,728	21,189	32,559
Total expenses	$103,559	$93,860	$45,060	$242,479
Income (loss) from operations	$14,611	$54,372	$(40,786)	$28,197
Income tax expense (benefit)	3,359	16,521	(11,978)	7,902
Net income (loss) before noncontrolling interests	$11,252	$37,851	$(28,808)	$20,295
Less: net income (loss) from noncontrolling interests	213	(2,581)	—	(2,368)
Walker & Dunlop net income (loss)	$11,039	$40,432	$(28,808)	$22,663

Diluted EPS	$0.33	$1.19	$(0.85)	$0.67
Operating margin	12%	37%	(954)%	10%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the six months ended June 30, 2025 and 2024.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the six months ended June 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$139,061	$1,629	$—	$140,690
Fair value of expected net cash flows from servicing, net	80,964	—	—	80,964
Servicing fees	—	165,914	—	165,914
Property sales broker fees	28,485	—	—	28,485
Investment management fees	—	17,259	—	17,259
Net warehouse interest income (expense)	(2,546)	—	—	(2,546)
Placement fees and other interest income	—	62,273	6,924	69,197
Other revenues	29,397	25,563	1,684	56,644
Total revenues	$275,361	$272,638	$8,608	$556,607

Expenses
Personnel(1)	$202,907	$42,289	$38,082	$283,278
Amortization and depreciation	2,287	110,380	3,890	116,557
Provision (benefit) for credit losses	—	5,532	—	5,532
Interest expense on corporate debt	8,655	20,741	2,885	32,281
Other operating expenses	11,544	13,982	41,815	67,341
Total expenses	$225,393	$192,924	$86,672	$504,989
Income (loss) from operations	$49,968	$79,714	$(78,064)	$51,618
Income tax expense (benefit)	14,466	23,079	(22,601)	14,944
Net income (loss) before noncontrolling interests	$35,502	$56,635	$(55,463)	$36,674
Less: net income (loss) from noncontrolling interests	—	(32)	—	(32)
Walker & Dunlop net income (loss)	$35,502	$56,667	$(55,463)	$36,706

Total assets	$1,851,055	$2,337,205	$486,780	$4,675,040
Diluted EPS	$1.04	$1.65	$(1.62)	$1.07
Operating margin	18%	29%	(907)%	9%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the six months ended June 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$107,541	$1,533	$—	$109,074
Fair value of expected net cash flows from servicing, net	54,247	—	—	54,247
Servicing fees	—	160,461	—	160,461
Property sales broker fees	20,086	—	—	20,086
Investment management fees	—	28,342	—	28,342
Net warehouse interest income (expense)	(3,524)	824	—	(2,700)
Placement fees and other interest income	—	72,773	7,669	80,442
Other revenues	21,717	25,534	1,532	48,783
Total revenues	$200,067	$289,467	$9,201	$498,735

Expenses
Personnel(1)	$171,667	$38,132	$34,731	$244,530
Amortization and depreciation	2,275	106,244	3,415	111,934
Provision (benefit) for credit losses	—	3,460	—	3,460
Interest expense on corporate debt	10,150	22,137	3,246	35,533
Other operating expenses	9,694	11,851	39,857	61,402
Total expenses	$193,786	$181,824	$81,249	$456,859
Income (loss) from operations	$6,281	$107,643	$(72,048)	$41,876
Income tax expense (benefit)	1,615	27,674	(18,523)	10,766
Net income (loss) before noncontrolling interests	$4,666	$79,969	$(53,525)	$31,110
Less: net income (loss) from noncontrolling interests	327	(3,746)	—	(3,419)
Walker & Dunlop net income (loss)	$4,339	$83,715	$(53,525)	$34,529

Total assets	$1,491,821	$2,283,259	$400,318	$4,175,398
Diluted EPS	$0.13	$2.47	$(1.58)	$1.02
Operating margin	3%	37%	(783)%	8%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

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

As of June 30, 2025 and December 31, 2024, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$536	$863
Restricted cash	2,540	3,939
Receivables, net	26,164	26,570
Other Assets	7,877	44,892
Total assets of consolidated VIEs	$37,117	$76,264

Liabilities:
Other liabilities	$10,523	$55,527
Total liabilities of consolidated VIEs	$10,523	$55,527

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	June 30, 2025	December 31, 2024
Assets
Committed investments in tax credit equity	$194,479	$313,230
Other assets: Equity-method investments	51,533	50,592
Total interests in nonconsolidated VIEs	$246,012	$363,822

Liabilities
Commitments to fund investments in tax credit equity	$168,863	$274,975
Total commitments to fund nonconsolidated VIEs	$168,863	$274,975

Maximum exposure to losses(1)(2)	$246,012	$363,822
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, tariffs and global trade policies, and similar matters, and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2024 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

While forward-looking statements reflect our good-faith projections, assumptions, and expectations, they do not guarantee future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see Part I, Item 1A. Risk Factors in our 2024 Form 10-K.

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 58% of refinancing volumes coming from new loans to us and 17% of total transaction volumes coming from new customers for the six months ended June 30, 2025.

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

Our loan commitments and loans held for sale are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated at the same time as we establish the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing by collecting good faith deposits from the borrower. The deposit is returned to the borrower only after the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced an insignificant number of failed deliveries in our history and have incurred insignificant losses on such failed deliveries.

We may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached.

As part of our overall growth strategy, we are focused on significantly growing and investing in our small-balance multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have provided data analytics, software development, and technology products in this area.

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

Private Client (Small Balance) Lending

We generally define private clients in the multifamily sector as customers that operate fewer than 2,000 units. Private clients make up a substantial portion of the ownership of multifamily assets in the United States. As part of our overall growth strategy, we are focused on significantly growing and investing in our private client, or small-balance, multifamily lending platform, which involves a high volume of transactions with smaller loan balances. We have supported our small-balance lending platform with acquisitions in the past that have pro-vided data analytics, software development, and technology products to this customer segment. These acquisitions have advanced our technology development capabilities in this area, and our expectation is that the products we develop will be used in our middle market and institutional lending businesses when the products are mature and proven successful

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”), we offer property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through the Agencies or debt brokerage entities. We have increased the number of property sales brokers and the geographical reach of our investment sales platform over the past several years through hiring and acquisitions and intend to continue this expansion in support of our growth strategy, geographical reach, and service offerings. Our geographical reach now covers many major markets in the United States, and our service offerings now include sales of land, student, senior housing, hospitality, and affordable properties.

Housing Market Research and Real Estate Investment Banking Services

Our subsidiary Zelman & Associates (“Zelman”) is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. Prior to the fourth quarter of 2024, we owned a 75% controlling interest in Zelman. During the fourth quarter of 2024, we purchased the remaining 25% interest in Zelman.

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

Loan Servicing

We retain servicing rights and asset management responsibilities on substantially all of our Agency loan products that we originate and sell and generate cash revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees relating to servicing the loans. Servicing fees, which are based on servicing fee rates set at the time an investor agrees to purchase the loan and on the unpaid principal balance of the loan, are generally paid monthly for the duration of the loan. Our Fannie Mae and Freddie Mac servicing arrangements generally provide prepayment protection to us in the event of a voluntary prepayment. For loans serviced outside of Fannie Mae and Freddie Mac, we typically do not have similar prepayment protections. For most loans we service under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, we are required to advance the principal and interest payments and guarantee fees for four months should a borrower cease making payments under the terms of their loan, including while that loan is in forbearance. After advancing for four months, we may request reimbursement by Fannie Mae for the principal and interest advances, and Fannie Mae will reimburse us for these advances within 60 days of the request. Under the Ginnie Mae program, we are obligated to advance the principal and interest payments and guarantee fees until the HUD loan is brought current, fully paid or assigned to HUD. We are eligible to assign a loan to HUD once it is in default for 30 days. If the loan is not brought current, or the loan otherwise defaults, we are not reimbursed for our advances until such time as we assign the loan to HUD and file a claim for mortgage insurance benefits or work out a payment modification for the borrower. For loans in default, we may repurchase those loans out of the Ginnie Mae security, at which time our advance requirements cease, and we may then modify and resell the loan or assign the loan back to HUD and be reimbursed for our advances. We are not obligated to make advances on the loans we service under the Freddie Mac Optigo® program and our bank and life insurance company servicing agreements.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $300 million, which equates to a maximum loss per loan of $60 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $300 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $300 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $300 million. Accordingly, loans originated in prior years were subject to risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above.

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

Investment Management

Through our investment management subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, JV equity, and preferred equity investments in middle-market commercial real estate. WDIP’s current regulatory assets under management (“AUM”) of $2.6 billion primarily consist of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII, (the “Equity Funds”) and two credit funds, Debt Fund I, and Debt Fund II (the “Debt Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Equity Funds consists of both unfunded commitments and funded investments. WDIP receives management fees based on both unfunded commitments and funded investments in the Equity Funds and on funded investments for the Debt Funds and the other investment vehicles. Additionally, with respect to the Equity and Debt Funds and the preferred equity JV, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Equity Funds, Debt Funds and certain separate accounts.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk and an insignificant number of Freddie Mac small balance pre-securitized loans (“SBL”) servicing portfolios and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in these servicing portfolios. For those loans that are collectively evaluated, we use the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the collective reserves. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the allowance on loans that are collectively evaluated (“CECL Allowance”). The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the CECL Allowance for the portion of the portfolio collectively evaluated as described further below.

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

The weighted-average annual loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year lookback period is used as we believe this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling ten-year look-back period, the loss rate used in the estimate often changes as loss data from earlier periods in the look-back period continue to roll off as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses rolled off and were replaced with more recent loss data with fewer losses, resulting in the weighted-average historical annual loss rate changing from 0.6 basis points to 0.3 basis points.

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

Goodwill. As of both June 30, 2025 and December 31, 2024, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. Due to the challenging macroeconomic conditions in 2024, the projected cash flows for some of our reporting units declined, resulting in goodwill impairment in the fourth quarter of 2024 of $33.0 million that was attributed to reporting units within the

Capital Markets segment. Despite volatility in the financial markets and uncertainty in overall macroeconomic conditions, macroeconomic conditions impacting the multifamily markets remain stable and our multifamily transaction volumes continue to improve.

Overview of Current Business Environment

The Commercial Real Estate (“CRE”) sector has experienced a challenging environment shaped by uncertain, and at times volatile, interest rates that have directly impacted the cost and availability of capital over the last three years. Uncertainty impacted growth expectations and asset valuations. Macroeconomic uncertainties also impacted overall demand for transactions. Many of those factors showed meaningful signs of improvement in the second half of 2024 and thus far in 2025, indicating a recovery may be underway. Each of these factors impacted the CRE transactions market differently in the first half of 2025.

Tariffs and Global Trade Policy. The Trump Administration announced broad tariffs on April 2, 2025 (“Liberation Day”), impacting a wide range of imports. The implementation of the tariffs led to immediate turmoil in the markets, with the S&P 500 falling sharply in the first week following the announcement. The initial reaction was a flight to safety, and yields on US Treasuries fell rapidly, but yields quickly retreated as markets began to fear the impacts to inflation and global GDP growth. Tariffs were paused a week later, on April 9, 2025, but the market remains cautious and yields on the 10-year Treasury bonds, have settled into a range of 4.2% to 4.5% in the months following Liberation Day. The Administration is currently negotiating trade agreements around the globe, and the negotiation of those agreements may have a continued impact on markets and stability of interest rates until they are ultimately resolved.

Monetary Policy & Cost of Capital. The Federal Open Market Committee (“FOMC”) began hiking interest rates aggressively in 2022, which materially increased the cost of capital for commercial real estate operators. Higher borrowing costs reduced leverage, pressured debt service coverage ratios, and led to valuation declines as cap rates adjusted. Beginning in September 2024, the FOMC began decreasing its target Federal Funds Rate, lowering the target rate to 4.25% to 4.50% at its December 2024 meeting. The FOMC has indicated that it will need to understand the impact of tariffs on global trade policy, inflation and economic growth before further action is taken, and markets now expect rates will remain elevated for longer, with few rate cuts expected during the remainder of 2025. This has had the effect of stabilizing interest rates, albeit at higher levels than many investors in commercial real estate hoped. Continued stability of interest rates will be a key driver of transaction volume and capital markets activity this year. There was significant volatility throughout the first quarter, but rates have since stabilized, and we are seeing an acceleration in transaction activity as noted in the volume of second quarter debt financing.

Capital Availability & Lending Markets. The supply of capital to the CRE sector remains abundant, but many investors and borrowers of that capital remain selective while the cost of capital remains elevated. Banks, life insurance companies, conduits (CMBS), and debt funds are actively lending to the sector but are selective, with a preference for high-quality assets and well-capitalized sponsors. The GSEs, the predominant suppliers of capital to the multifamily market, deployed $120 billion of capital to the industry in 2024, up from $101 billion in 2023. Entering 2025, the GSEs’ lending caps were set at a combined $146 billion, providing them a 22% increase in capacity over 2024 volumes. Both GSEs have started the year strong compared to the same period last year, with Fannie Mae lending volumes up 52% year to date, and Freddie Mac up 9%. The GSEs have supplied consistent capital to the multifamily sector during cyclical and countercyclical markets, and they continue to do so throughout the market disruptions experienced in the early part of 2025. As Fannie Mae’s largest partner for six consecutive years, and Freddie Mac’s fourth largest partner in 2024, their participation in the market is a significant driver of our financial performance and a sustained increase in their lending activity in the second half of the year would enhance our business and results from operations.

Multifamily Rent Growth & Asset Values. Over 80% of our transaction volume takes place in the multifamily sector. Rent growth slowed considerably in 2024, particularly in high-supply Sun Belt markets, primarily as a result of record completions of 590,000 units last year. Yet absorption remained extremely strong, at nearly 800,000 units for the trailing-12 months ended June 30, 2025, outpacing supply for the fifth consecutive quarter. The significant amount of absorption has limited rent growth, with Zelman, our housing research arm, reporting national rent growth of approximately 2% in 2024, a pace that was far below the aggressive rent growth seen in 2021 and 2022. According to MSCI, in December 2024, multifamily property values remained stable month-over-month but were down 4.2% compared to the previous year. Notably, multifamily prices have declined by 19.6% from their peak, but remain 11.9% above pre-COVID January 2020 levels. Importantly, new construction starts have fallen dramatically, to only 213,000 in 2024, and the cost of owning a single-family home has skyrocketed as a result of aforementioned elevated interest rates, limited supply of seller inventory, and a strong labor market. That sets up well for a return to rent growth and an improvement in operating fundamentals for the multifamily sector, which would improve both the rent grown and asset values, likely increasing the volume of multifamily asset sales in the coming quarters.

Other Macroeconomic Considerations. The national unemployment rate remained low at 4.1% at June 30, 2025, consistent with the unemployment rate of 4.1% at December 31, 2024. According to RealPage, vacancies in the multifamily sector stabilized around 4.4% as of

June 30, 2025, down from 5.2% in December 2024. The final outcome of Liberation Day is still unknown, as trade agreements are finalized with some countries and still being negotiated with others. With uncertainty around its impacts on global supply chains, cost and availability of goods and services and broader implications on global economic growth, it is difficult to predict what interest rates, cost of capital and capital availability will look like in the long-term. However, beginning with the second quarter of 2025, we have seen a material increase in transaction activity as rates have stabilized and many investors in commercial real estate are in a position that they must transact due to fund lives expiring or debt financing maturing.

Despite the current headwinds, multifamily remains one of the most resilient asset classes in CRE, and the GSEs continue to supply capital to the sector. During the second quarter of 2025, we saw transaction volumes increase by 65% compared to the same quarter last year, with notable increases in Fannie Mae lending (106%) and brokered lending (64%).  Consequently, our Capital Markets segment produced net income of $33.1 million in the second quarter of 2025, up 200% compared to the year ago quarter.

Our Servicing & Asset Management segment is not directly correlated to the transaction markets like our Capital Markets segment. This segment’s managed portfolio totaled $156.0 billion as of June 30, 2025, up 4% compared to the same quarter last year, and included our $137.3 billion loan servicing portfolio and our $18.6 billion of AUM. Although our total managed portfolio increased, revenues for the segment declined by 5%, to $140.7 million, for the second quarter of 2025 compared to the same quarter last year, as a meaningful portion of segment revenues are tied to floating interest rates on deposit accounts, and the 100 basis point decline in short term rates enacted by the FOMC late in 2024 caused those revenues to decline by $11.2 million, or 14% year to date. Over the past two years, we have focused on scaling our AUM, and in the fourth quarter of 2024 we successfully closed a first round of $200 million of equity capital for Debt Fund II from life insurance companies, pension funds, high net worth investors and Walker & Dunlop. Debt Fund II will provide our investment management team with over $500 million of levered capital to deploy into transitional multifamily assets, and year to date, our team deployed $258 million of that capital. We expect the revenues of our investment management business to grow as capital is raised and deployed. This segment also includes the activities of WDAE, an alternative investment manager focused on affordable housing, including LIHTC syndication and joint venture development. We ranked as the eighth largest LIHTC syndicator in 2024 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. Our LIHTC syndication activity started slowly, but we expect the team to grow syndication volumes considerably from the $404 million syndicated in 2024. In April 2025, the team syndicated its largest fund ever, a $240 million multi-investor fund invested in affordable assets across the country. We also earn revenues on the disposition of historical LIHTC investments in the form of investment management fees. Over the last several years, the aforementioned macroeconomic challenges have impacted the number of affordable investment sales as well as asset values, significantly decreasing the amount of revenues earned from these sales. We expect investment management fees from disposition activity to remain low in the near term as a result of these factors, and to likely recover more slowly than the market rate multifamily market.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2025 and 2024. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Transaction Volume (in thousands)
Debt Financing Volume	$11,638,225	$6,917,718	$16,834,867	$12,145,026
Property Sales Volume	2,313,585	1,530,783	4,152,875	2,697,934
Total Transaction Volume	$13,951,810	$8,448,501	$20,987,742	$14,842,960

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	15%	10%	9%	8%
Return on equity	8	5	4	4
Walker & Dunlop net income	$33,952	$22,663	$36,706	$34,529
Adjusted EBITDA(1)	76,811	80,931	141,777	155,067
Diluted EPS	0.99	0.67	1.07	1.02

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	51%	49%	51%	49%
Other operating expenses	10	12	12	12

	As of June 30,
Managed Portfolio (in thousands)	2025	2024
Servicing Portfolio	$137,349,124	$132,777,911
Assets under management	18,623,451	17,566,666
Total Managed Portfolio	$155,972,575	$150,344,577
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present a period-to-period comparison of our financial results for the three- and six- month periods ended June 30, 2025 and 2024.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$94,309	$65,334	$28,975	44%
Fair value of expected net cash flows from servicing, net	53,153	33,349	19,804	59
Servicing fees	83,693	80,418	3,275	4
Property sales broker fees	14,964	11,265	3,699	33
Investment management fees	7,577	14,822	(7,245)	(49)
Net warehouse interest income (expense)	(1,760)	(1,584)	(176)	11
Placement fees and other interest income	35,986	41,040	(5,054)	(12)
Other revenues	31,318	26,032	5,286	20
Total revenues	$319,240	$270,676	$48,564	18

Expenses
Personnel	$161,888	$133,067	$28,821	22%
Amortization and depreciation	58,936	56,043	2,893	5
Provision (benefit) for credit losses	1,820	2,936	(1,116)	(38)
Interest expense on corporate debt	16,767	17,874	(1,107)	(6)
Other operating expenses	33,455	32,559	896	3
Total expenses	$272,866	$242,479	$30,387	13
Income from operations	$46,374	$28,197	$18,177	64
Income tax expense	12,425	7,902	4,523	57
Net income before noncontrolling interests	$33,949	$20,295	$13,654	67
Less: net income (loss) from noncontrolling interests	(3)	(2,368)	2,365	(100)
Walker & Dunlop net income	$33,952	$22,663	$11,289	50

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net (“MSR income”), servicing fees, property sales broker fees, and other revenues, partially offset by decreases in investment management fees and placement fees and other interest income. Origination fees and MSR income increased primarily due to the increase in our total debt financing volumes, particularly our Fannie Mae volume, partially offset by declines in our margins. Servicing fees increased primarily due to the increase in the average servicing portfolio combined with a small increase in the weighted average servicing fee. The increase in property sales broker fees was largely driven by an increase in property sales volume, partially offset by a decline in the margin. Other revenues increased primarily due to increases in appraisal revenues and LIHTC syndication fees, partially offset by a decrease in income from equity-method investments. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Placement fees and other interest income declined primarily due to lower average placement fee rates during the second quarter of 2025 compared to the second quarter of 2024.

The increase in expenses was primarily due to increases in personnel expense and amortization and depreciation, partially offset by a decrease in interest expense on corporate debt. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees and property sales broker fees. The increase in amortization and depreciation was primarily driven by an increase in the amortization of MSRs. Interest expense on corporate debt decreased due to lower average interest rates during the second quarter of 2025 compared to the second quarter of 2024, partially offset by an increase in the balance outstanding from the refinancing of our debt in the first quarter of 2025.

Income tax expense increased $4.5 million, or 57% year over year, driven by a 64% increase in income from operations and a $0.1 million shortfall in excess tax benefits in Q2 2025 compared to a $0.4 million benefit in Q2 2024. The shortfall resulted from the change between the grant date and vesting date fair values of share-based compensation that vested during the quarter. Absent the $0.5 million difference in excess tax benefits year over year, income tax expense would have increased 49%. Partially offsetting the increase due to increased income from operations was a reduction in losses from noncontrolling interests year over year. Losses from noncontrolling interest increase operating income upon which tax expense is calculated.

FINANCIAL RESULTS – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$140,690	$109,074	$31,616	29%
Fair value of expected net cash flows from servicing, net	80,964	54,247	26,717	49
Servicing fees	165,914	160,461	5,453	3
Property sales broker fees	28,485	20,086	8,399	42
Investment management fees	17,259	28,342	(11,083)	(39)
Net warehouse interest income (expense)	(2,546)	(2,700)	154	(6)
Placement fees and other interest income	69,197	80,442	(11,245)	(14)
Other revenues	56,644	48,783	7,861	16
Total revenues	$556,607	$498,735	$57,872	12

Expenses
Personnel	$283,278	$244,530	$38,748	16%
Amortization and depreciation	116,557	111,934	4,623	4
Provision (benefit) for credit losses	5,532	3,460	2,072	60
Interest expense on corporate debt	32,281	35,533	(3,252)	(9)
Other operating expenses	67,341	61,402	5,939	10
Total expenses	$504,989	$456,859	$48,130	11
Income from operations	$51,618	$41,876	$9,742	23
Income tax expense	14,944	10,766	4,178	39
Net income before noncontrolling interests	$36,674	$31,110	$5,564	18
Less: net income (loss) from noncontrolling interests	(32)	(3,419)	3,387	(99)
Walker & Dunlop net income	$36,706	$34,529	$2,177	6

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The increase in revenues was primarily driven by increases in origination fees, MSR income, servicing fees, property sales broker fees, and other revenues, partially offset by decreases in investment management fees and placement fees and other interest income. Origination fees and MSR income increased primarily due to the increase in our total debt financing volumes, particularly our Fannie Mae volume, partially offset by declines in our margins. Servicing fees increased primarily due to the increase in the average servicing portfolio combined with a small increase in the weighted-average servicing fee. The increase in property sales broker fees was largely driven by an increase in property sales volume, partially offset by a decline in the margin. Other revenues increased primarily due to increases in investment banking revenues, appraisal revenues, and LIHTC syndication fees partially offset by a decrease in income from equity-method investments. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Placement fees and other interest income declined primarily due to lower average placement fee rates during 2025 compared to 2024.

The increase in expenses was primarily due to increases in personnel expense, amortization and depreciation and other operating expenses, partially offset by a decrease in interest expense on corporate debt. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in transaction volumes and investment banking revenues, and increased severance expense. The increase in amortization and depreciation was primarily driven by an increase in amortization of MSRs. Other operating expenses increased primarily due to the write-off of unamortized debt issuance costs resulting from the partial paydown of one of our corporate debt instruments and expenses related to repurchased loans. Interest expense on corporate debt decreased due to lower average interest rates during 2025 compared to 2024, partially offset by an increase in the balance outstanding from the aforementioned refinancing of our debt.

Income tax expense increased $4.2 million, or 39%, from the first half of 2024, primarily as a result of the 23% increase in income from operations and a $1.4 million shortfall in realizable excess tax benefits in the first half of 2025 compared to a $1.0 million tax benefit in the first half of 2024. The shortfall resulted from the change between the grant date and vesting date fair values of share-based awards. Absent the $2.4 million difference in excess tax benefits year over year, income tax expense would have increased 15%. Partially offsetting the increase due to increased income from operations was a reduction in losses from noncontrolling interests year over year. Losses from noncontrolling interest increase operating income upon which tax expense is calculated.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs based on the final resolution of the defaulted loans or collateral, stock-based compensation, the fair value of expected net cash flows from servicing, net, the write-off of the unamortized balance of deferred issuance costs associated with the repayment of a portion of our corporate debt, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$33,952	$22,663	$36,706	$34,529
Income tax expense	12,425	7,902	14,944	10,766
Interest expense on corporate debt	16,767	17,874	32,281	35,533
Amortization and depreciation	58,936	56,043	116,557	111,934
Provision (benefit) for credit losses	1,820	2,936	5,532	3,460
Net write-offs	—	—	—	—
Stock-based compensation expense	6,064	6,862	12,506	13,092
MSR income	(53,153)	(33,349)	(80,964)	(54,247)
Write-off of unamortized issuance costs from corporate debt paydown	—	—	4,215	—
Adjusted EBITDA	$76,811	$80,931	$141,777	$155,067

The following tables present a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$94,309	$65,334	$28,975	44%
Servicing fees	83,693	80,418	3,275	4
Property sales broker fees	14,964	11,265	3,699	33
Investment management fees	7,577	14,822	(7,245)	(49)
Net warehouse interest income (expense)	(1,760)	(1,584)	(176)	11
Placement fees and other interest income	35,986	41,040	(5,054)	(12)
Other revenues	31,321	28,400	2,921	10
Personnel	(155,824)	(126,205)	(29,619)	23
Net write-offs	—	—	—	N/A
Other operating expenses	(33,455)	(32,559)	(896)	3
Adjusted EBITDA	$76,811	$80,931	$(4,120)	(5)

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Origination fees increased largely due to the increase in debt financing volume, particularly our Fannie Mae volume, partially offset by a decline in the margin. Servicing fees increased largely due to growth in the average servicing portfolio period over period combined with a small increase in the average servicing fee. Property sales broker fees increased as a result of the growth in property sales volume, partially offset by a decline in the margin. Investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income decreased primarily due to lower average placement fee rates. Other revenues increased primarily due to an increase in appraisal revenues and LIHTC syndication fees, partially offset by a decrease in income from equity-method investments. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in transaction volumes and investment banking revenues.

ADJUSTED EBITDA – SIX MONTHS

CONSOLIDATED

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$140,690	$109,074	$31,616	29%
Servicing fees	165,914	160,461	5,453	3
Property sales broker fees	28,485	20,086	8,399	42
Investment management fees	17,259	28,342	(11,083)	(39)
Net warehouse interest income (expense)	(2,546)	(2,700)	154	(6)
Placement fees and other interest income	69,197	80,442	(11,245)	(14)
Other revenues	56,676	52,202	4,474	9
Personnel	(270,772)	(231,438)	(39,334)	17
Net write-offs	—	—	—	N/A
Other operating expenses	(63,126)	(61,402)	(1,724)	3
Adjusted EBITDA	$141,777	$155,067	$(13,290)	(9)

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Origination fees increased largely due to the increase in debt financing volume, partially our Fannie Mae volume, partially offset by a decline in the margin. Servicing fees increased largely due to growth in the average servicing portfolio period over period combined with a small increase in the average servicing fee. Property sales broker fees increased primarily as a result of the growth in property sales volume, partially offset by a decline in the margin. Investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income decreased primarily due to lower average placement fee rates. Other revenues increased primarily due to increases in investment banking revenues, appraisal revenues, and LIHTC syndication fees, partially offset by a decrease in income from equity-method investments. Personnel expense increased primarily due to (i) an increase in commission costs mainly due to the aforementioned increases in origination fees, property sales broker fees, and investment banking revenues and (ii) increased severance expense.

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

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2025 and 2024.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Net cash provided by (used in) operating activities	$(519,560)	$(199,449)	$(320,111)	160%
Net cash provided by (used in) investing activities	(61,926)	(29,611)	(32,315)	109
Net cash provided by (used in) financing activities	546,356	119,147	427,209	359
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	292,768	281,490	11,278	4

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(567,620)	$(232,844)	$(334,776)	144%
Net cash provided by (used in) operating activities, excluding loan origination activity	48,060	33,395	14,665	44

Cash flows from (used in) investing activities
Purchases of equity-method investments	$(16,792)	$(11,537)	$(5,255)	46%
Originations and repurchase, net of principal collected of loans held for investment	(24,381)	3,111	(27,492)	(884)

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$559,042	$222,197	$336,845	152%
Repayments of interim warehouse notes payable	—	(13,884)	13,884	(100)
Borrowings of note payable	398,875	—	398,875	N/A
Repayments of notes payable	(329,606)	(4,006)	(325,600)	8,128
Payment of contingent consideration	(10,954)	(25,873)	14,919	(58)
Debt issuance costs	(14,964)	—	(14,964)	N/A

Operating Activities

Net cash provided by (used in) operating activities changed primarily due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The change to net cash used from net cash received in loan origination activities is primarily attributable to originations outpacing sales by $567.6 million in 2025 compared to $232.8 million in 2024.
(ii)	Other activities. Cash flows provided by other operating activities were $48.1 million in 2025, up from $33.4 million in 2024. The increase was primarily due to a $5.6 million increase in net income before noncontrolling interest, a $4.6 million increase in the adjustment for amortization and depreciation, a $2.1 million increase in the adjustment for provision (benefit) for credit losses, a $48.9 million increase in adjustment for other operating activities, partially offset by a $26.7 million increase in the adjustment for MSR income and a $19.7 million change in the adjustment for the change in the fair value of premiums and origination fees.

Investing Activities

Net cash provided by (used in) investing activities changed primarily due to:

(i)	Purchases of equity-method investments. The increase was primarily due to capital calls on our co-investments in debt funds managed by our investment management services.

(ii)	Originations and repurchase, net of principal collected of loans held for investment. The increase in cash used was due to an increase in the cash paid for Agency loan repurchases during 2025 with limited cash outlays in 2024. Additionally, we collected the last of the outstanding balances under our interim loan program in 2024, with no comparable activity in 2025.

Financing Activities

Net cash provided by (used in) financing activities changed primarily due to:

(i)  Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in cash used in loan origination activity.

(ii) Repayments of interim warehouse notes payable. The change in repayments of interim warehouse notes payable was related to the aforementioned decrease in principal collected on loans held for investment as we use borrowings to fund interim loan program loans held for investment.

(iii)Borrowings of note payable. The increase was attributable to the issuance of our Senior Notes in 2025, with no comparable activity in 2024.
(iv)	Payment of contingent consideration. The decrease was due to lower achievement of performance based earnouts related to historical acquisitions in 2025 compared to 2024.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)	Repayments of notes payable. The increase was due to using $328.5 million of the $400.0 million proceeds from the issuance of our Senior Notes to pay down our Term Loan in 2025, with no comparable activity in 2024.

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

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

(in thousands)	For the three months ended
Transaction Volume	June 30,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$3,114,308	$1,510,804	$1,603,504	106%
Freddie Mac	1,752,597	1,153,190	599,407	52
Ginnie Mae ̶ HUD	288,449	185,898	102,551	55
Brokered(1)	6,335,071	3,852,851	2,482,220	64
Total Debt Financing Volume	$11,490,425	$6,702,743	$4,787,682	71%
Property sales volume	2,313,585	1,530,783	782,802	51
Total Transaction Volume	$13,804,010	$8,233,526	$5,570,484	68%

Key Performance Metrics (dollars in thousands, except per share data)
Net income (loss)	$33,142	$11,039	22,103	200
Adjusted EBITDA(2)	1,323	(8,532)	9,855	(116)
Diluted EPS	0.97	0.33	0.64	194
Operating margin	26%	12%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.82%	0.95%
MSR income, as a percentage of Agency debt financing volume	1.03	1.17

	For the six months ended
Transaction Volume (in thousands)	June 30,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$4,626,102	$2,414,172	$2,211,930	92%
Freddie Mac	2,560,844	2,128,116	432,728	20
Ginnie Mae ̶ HUD	436,607	200,038	236,569	118
Brokered(1)	8,888,014	7,171,925	1,716,089	24
Total Debt Financing Volume	$16,511,567	$11,914,251	$4,597,316	39%
Property sales volume	4,152,875	2,697,934	1,454,941	54
Total Transaction Volume	$20,664,442	$14,612,185	$6,052,257	41%

Key Performance Metrics (dollars in thousands, except per share data)
Net income (loss)	$35,502	$4,339	31,163	718%
Adjusted EBITDA(2)	(12,004)	(27,829)	15,825	(57)
Diluted EPS	1.04	0.13	0.91	700
Operating margin	18%	3%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.84%	0.90%
MSR income, as a percentage of Agency debt financing volume	1.06	1.14
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
(in thousands)	June 30,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$93,764	$63,841	$29,923	47%
MSR income	53,153	33,349	19,804	59
Property sales broker fees	14,964	11,265	3,699	33
Net warehouse interest income (expense), loans held for sale	(1,760)	(1,950)	190	(10)
Other revenues	12,670	11,665	1,005	9
Total revenues	$172,791	$118,170	$54,621	46

Expenses
Personnel	$116,441	$92,480	$23,961	26%
Amortization and depreciation	1,146	1,138	8	1
Interest expense on corporate debt	4,468	5,299	(831)	(16)
Other operating expenses	5,309	4,642	667	14
Total expenses	$127,364	$103,559	$23,805	23
Income (loss) from operations	$45,427	$14,611	$30,816	211
Income tax expense (benefit)	12,285	3,359	8,926	266
Net income (loss) before noncontrolling interests	$33,142	$11,252	$21,890	195
Less: net income (loss) from noncontrolling interests	—	213	(213)	(100)
Net income (loss)	$33,142	$11,039	$22,103	200

FINANCIAL RESULTS – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
(in thousands)	June 30,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$139,061	$107,541	$31,520	29%
MSR income	80,964	54,247	26,717	49
Property sales broker fees	28,485	20,086	8,399	42
Net warehouse interest income (expense), loans held for sale	(2,546)	(3,524)	978	(28)
Other revenues	29,397	21,717	7,680	35
Total revenues	$275,361	$200,067	$75,294	38

Expenses
Personnel	$202,907	$171,667	$31,240	18%
Amortization and depreciation	2,287	2,275	12	1
Interest expense on corporate debt	8,655	10,150	(1,495)	(15)
Other operating expenses	11,544	9,694	1,850	19
Total expenses	$225,393	$193,786	$31,607	16
Income (loss) from operations	$49,968	$6,281	$43,687	696
Income tax expense (benefit)	14,466	1,615	12,851	796
Net income (loss) before noncontrolling interests	$35,502	$4,666	$30,836	661
Less: net income (loss) from noncontrolling interests	—	327	(327)	(100)
Net income (loss)	$35,502	$4,339	$31,163	718

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2025	2024	2025	2024
Fannie Mae	27%	23%	28%	20%
Freddie Mac	15	17	15	18
Ginnie Mae ̶ HUD	3	3	3	2
Brokered	55	57	54	60

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (basis points)	2025	2024	2025	2024
Origination Fee Rate (1)	82	95	84	90
Basis Point Change	(13)		(6)
Percentage Change	(14)%		(7)%
Agency MSR Rate (2)	103	117	106	114
Basis Point Change	(14)		(8)
Percentage Change	(12)%		(7)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of Agency debt financing volume.

For both the three and six months ended June 30, 2025, the increase in origination fees was the result of the 71% and 39% increases, respectively, in total debt financing volume, particularly the 81% and 61% increases, respectively, in our Agency debt financing volumes during the same periods, partially offset by declines in our origination fee rate for both the three and six months ended June 30, 2025 due to (i) the competitive environment in the multifamily debt financing market largely during the three months ended June 30, 2025 and (ii) a large Fannie Mae portfolio originated during the second quarter of 2025, with no comparable activity in 2024. Large portfolios typically have lower origination fee rates than non-portfolio transactions.

The increases in our MSR income were similarly driven by the aforementioned increase in Agency debt financing volumes for both the three and six months ended June 30, 2025, partially offset by 29% and 26% decreases in the weighted-average servicing fee (“WASF”) on Fannie Mae debt financing volume for the three and six months ended June 30, 2025, respectively. The decrease in the WASF was driven by the aforementioned competitive environment and the large Fannie Mae portfolio. Large portfolios typically have lower servicing fees than non-portfolio transactions. Additionally, the loan term has decreased as more of our borrowers are opting for five-year loan terms in light of the volatility and uncertainty surrounding long-term interest rates, reducing the Agency MSR Rate. We expect this trend to continue for the foreseeable future.

Property sales broker fees. The increases were the result of the 51% and 54% increase in property sales volumes for the three and six months ended June 30, 2025, respectively, partially offset by decreases in the property sales broker fee rate during both periods due to the competitive multifamily environment noted previously. We expect the competitive multifamily environment impacting the margins on our property sales broker fees and origination fees to continue for the foreseeable future.

Other revenues. For the six months ended June 30, 2025, the increase was principally due to a $6.3 million increase in investment banking revenues and a $2.6 million increase in appraisal revenues. Investment banking revenues increased primarily due to several M&A transactions that closed during the first quarter of 2025 compared to fewer transactions in the first quarter of 2024. Appraisal revenues increased primarily due to increased market activity year over year.

Expenses

Personnel. For the three months ended June 30, 2025, the increase was primarily due to (i) a $19.2 million increase in commission costs resulting from increased origination and property sales broker fees, (ii) a $1.2 million increase in salaries and benefits and subjective bonus largely related to a 5% increase in average segment headcount, and (iii) a $1.9 million increase in severance expense largely as a result of the separation of several underperforming producers.

For the six months ended June 30, 2025, the increase was primarily due to (i) a $24.8 million increase in commission costs resulting from increased origination and property sales broker fees, (ii) a $2.0 million increase in salaries and benefits largely related to a 4% increase in average segment headcount, and (iii) a $4.3 million increase in severance expense largely as a result of the separation of several underperforming producers.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$33,142	$11,039	$35,502	$4,339
Income tax expense (benefit)	12,285	3,359	14,466	1,615
Interest expense on corporate debt	4,468	5,299	8,655	10,150
Amortization and depreciation	1,146	1,138	2,287	2,275
MSR income	(53,153)	(33,349)	(80,964)	(54,247)
Stock-based compensation expense	3,435	3,982	6,786	8,039
Write-off of unamortized issuance costs from corporate debt paydown	—	—	1,264	—
Adjusted EBITDA	$1,323	$(8,532)	$(12,004)	$(27,829)

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$93,764	$63,841	$29,923	47%
Property sales broker fees	14,964	11,265	3,699	33
Net warehouse interest income (expense), loans held for sale	(1,760)	(1,950)	190	(10)
Other revenues	12,670	11,452	1,218	11
Personnel	(113,006)	(88,498)	(24,508)	28
Other operating expenses	(5,309)	(4,642)	(667)	14
Adjusted EBITDA	$1,323	$(8,532)	$9,855	(116)

ADJUSTED EBITDA – SIX MONTHS

CAPITAL MARKETS

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$139,061	$107,541	$31,520	29%
Property sales broker fees	28,485	20,086	8,399	42
Net warehouse interest income (expense), loans held for sale	(2,546)	(3,524)	978	(28)
Other revenues	29,397	21,390	8,007	37
Personnel	(196,121)	(163,628)	(32,493)	20
Other operating expenses	(10,280)	(9,694)	(586)	6
Adjusted EBITDA	$(12,004)	$(27,829)	$15,825	(57)

Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024

Origination fees increased due principally to an increase in debt financing volume, particularly in our Agency debt financing volumes, partially offset by decreases in our origination fee rate. Property sales broker fees increased largely due to the increases in property sales volume, partially offset by decreases in the property sales broker fee rate. For the six months ended June 30, 2025 only, other revenues increased primarily due to increases in investment banking revenues and appraisal revenues. Personnel expense increased primarily due to increased commission costs, salaries and benefits, and severance expense.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of June 30,		Dollar	Percentage
Managed Portfolio (in thousands)	2025	2024	Change	Change
Components of Servicing Portfolio
Fannie Mae	$70,042,909	$64,954,426	$5,088,483	8%
Freddie Mac	39,433,013	39,938,411	(505,398)	(1)
Ginnie Mae–HUD	11,008,314	10,619,764	388,550	4
Brokered(1)	16,864,888	17,239,417	(374,529)	(2)
Principal Lending and Investing(2)	—	25,893	(25,893)	(100)
Total Servicing Portfolio	$137,349,124	$132,777,911	$4,571,213	3%
Assets under management	18,623,451	17,566,666	1,056,785	6
Total Managed Portfolio	$155,972,575	$150,344,577	$5,627,998	4%

	For the three months ended
(dollars in thousands, except per share data)	June 30,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(3)	$253,250	$174,637	$78,613	45%
Principal Lending and Investing debt financing volume(4)	147,800	214,975	(67,175)	(31)
Net income	37,541	40,432	(2,891)	(7)
Adjusted EBITDA(5)	111,931	124,502	(12,571)	(10)
Diluted EPS	1.10	1.19	(0.09)	(8)
Operating margin	31%	37%

	For the six months ended
(dollars in thousands, except per share data)	June 30,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(3)	$268,286	$220,014	$48,272	22%
Principal Lending and Investing debt financing volume(4)	323,300	230,775	92,525	40
Net income	56,667	83,715	(27,048)	(32)
Adjusted EBITDA(5)	219,833	244,159	(24,326)	(10)
Diluted EPS	1.65	2.47	(0.82)	(33)
Operating margin	29%	37%

	As of June 30,
Key Servicing Portfolio Metrics	2025	2024
Custodial escrow deposit balance (in billions)	$2.7	$2.7
Weighted-average servicing fee rate (basis points)	24.1	24.1
Weighted-average remaining servicing portfolio term (years)	7.4	7.9

	As of June 30,
(in thousands)	2025		2024
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,958,845	15,993,370	$6,665,270	15,196,106
Equity funds	957,719	957,719	908,054	908,054
Debt funds(6)	873,697	1,672,362	818,471	1,462,506
Total	$8,790,261	$18,623,451	$8,391,795	$17,566,666
(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.

(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”
(6)	As of June 30, 2025, included $45.1 million of equity under management and $76.2 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of June 30, 2024, included $134.0 million of equity under management and $570.3 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$545	$1,493	$(948)	(63)%
Servicing fees	83,693	80,418	3,275	4
Investment management fees	7,577	14,822	(7,245)	(49)
Net warehouse interest income, loans held for investment	—	366	(366)	(100)
Placement fees and other interest income	32,651	37,170	(4,519)	(12)
Other revenues	16,269	13,963	2,306	17
Total revenues	$140,735	$148,232	$(7,497)	(5)

Expenses
Personnel	$22,743	$20,077	$2,666	13%
Amortization and depreciation	55,882	53,173	2,709	5
Provision (benefit) for credit losses	1,820	2,936	(1,116)	(38)
Interest expense on corporate debt	10,810	10,946	(136)	(1)
Other operating expenses	6,514	6,728	(214)	(3)
Total expenses	$97,769	$93,860	$3,909	4
Income (loss) from operations	$42,966	$54,372	$(11,406)	(21)
Income tax expense (benefit)	5,428	16,521	(11,093)	(67)
Net income (loss) before noncontrolling interests	$37,538	$37,851	$(313)	(1)
Less: net income (loss) from noncontrolling interests	(3)	(2,581)	2,578	(100)
Net income (loss)	$37,541	$40,432	$(2,891)	(7)

FINANCIAL RESULTS – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$1,629	$1,533	$96	6%
Servicing fees	165,914	160,461	5,453	3
Investment management fees	17,259	28,342	(11,083)	(39)
Net warehouse interest income, loans held for investment	—	824	(824)	(100)
Placement fees and other interest income	62,273	72,773	(10,500)	(14)
Other revenues	25,563	25,534	29	0
Total revenues	$272,638	$289,467	$(16,829)	(6)

Expenses
Personnel	$42,289	$38,132	$4,157	11%
Amortization and depreciation	110,380	106,244	4,136	4
Provision (benefit) for credit losses	5,532	3,460	2,072	60
Interest expense on corporate debt	20,741	22,137	(1,396)	(6)
Other operating expenses	13,982	11,851	2,131	18
Total expenses	$192,924	$181,824	$11,100	6
Income (loss) from operations	$79,714	$107,643	$(27,929)	(26)
Income tax expense (benefit)	23,079	27,674	(4,595)	(17)
Net income (loss) before noncontrolling interests	$56,635	$79,969	$(23,334)	(29)
Less: net income (loss) from noncontrolling interests	(32)	(3,746)	3,714	(99)
Net income (loss)	$56,667	$83,715	$(27,048)	(32)

Revenues

Servicing fees. As seen below, for the three and six months ended June 30, 2025, the increases were primarily attributable to increases in the average servicing portfolio period over period, combined with small increases in the average servicing fee rate. The increases in the average servicing portfolio were driven primarily by the $5.1 billion increase in Fannie Mae loans serviced. The increases in the average servicing fee rate were also driven by increases in Fannie Mae loans serviced, as rates for Fannie Mae loans are higher than other products in the servicing portfolio.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (in thousands)	2025	2024	2025	2024
Average Servicing Portfolio	$136,444,426	$132,339,382	$135,958,372	$131,763,014
Dollar Change	$4,105,044		$4,195,358
Percentage Change	3%		3%
Average Servicing Fee (basis points)	24.2	24.0	24.2	24.0
Basis Point Change	0.2		0.2
Percentage Change	1%		1%

Investment management fees. For the three and six months ended June 30, 2025, investment management fees declined primarily as a result of an $8.5 million and $11.9 million decline, respectively, in investment management fees from our LIHTC operations, primarily due to lower expected asset dispositions in 2025 than in 2024 within the LIHTC funds. The decline in expected asset dispositions were driven by the sustained challenging market dynamics in the LIHTC space. For the three months only, the decrease due to LIHTC asset management fees was partially offset by an increase in revenues from our private credit investment management strategies.

Placement fees and other interest income. For the three and six months ended June 30, 2025, the decreases were primarily driven by a decrease in our average placement fees on escrow deposits of $5.0 million and $11.6 million for the three and six months ended June 30, 2025, respectively. The placement fee rates on escrow deposits decreased as a result of a lower short-term interest rate environment in 2025 compared to 2024.

Other revenues. For the three months ended June 30, 2025, the increase was primarily due to a $4.2 million increase in syndication and other fees, partially offset by a $2.5 million decrease in income from equity method investments. The increase in syndication fees was primarily driven by a 45% increase in equity syndication volume during the three months ended June 30, 2025 as we syndicated a large fund in 2025. Income from equity method investments decreased due to lower net income from our equity method investments.

Expenses

Personnel. For the three months ended June 30, 2025, the increase was primarily attributable to smaller increases in various types of costs such as salaries and benefits, commissions, and bonus accruals.

For the six months ended June 30, 2025, the increase was largely due to (i) a $2.6 million increase in salaries and benefits and bonus accruals resulting primarily from a 7% increase in average segment headcount and (ii) a $1.4 million increase in production bonuses due to the increased syndication volume.

Amortization and depreciation. For both the three and six months ended June 30, 2025, the increase was primarily driven by an increase in amortization of MSRs.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our condensed consolidated results above has additional information related to the decrease in interest expense on corporate debt.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$37,541	$40,432	$56,667	$83,715
Income tax expense (benefit)	5,428	16,521	23,079	27,674
Interest expense on corporate debt	10,810	10,946	20,741	22,137
Amortization and depreciation	55,882	53,173	110,380	106,244
Provision (benefit) for credit losses	1,820	2,936	5,532	3,460
Net write-offs	—	—	—	—
Stock-based compensation expense	450	494	905	929
Write-off of unamortized issuance costs from corporate debt paydown	—	—	2,529	—
Adjusted EBITDA	$111,931	$124,502	$219,833	$244,159

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$545	$1,493	$(948)	(63)%
Servicing fees	83,693	80,418	3,275	4
Investment management fees	7,577	14,822	(7,245)	(49)
Net warehouse interest income (expense), loans held for investment	—	366	(366)	(100)
Placement fees and other interest income	32,651	37,170	(4,519)	(12)
Other revenues	16,272	16,544	(272)	(2)
Personnel	(22,293)	(19,583)	(2,710)	14
Net write-offs	—	—	—	N/A
Other operating expenses	(6,514)	(6,728)	214	(3)
Adjusted EBITDA	$111,931	$124,502	$(12,571)	(10)

ADJUSTED EBITDA – SIX MONTHS

SERVICING & ASSET MANAGEMENT

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$1,629	$1,533	$96	6%
Servicing fees	165,914	160,461	5,453	3
Investment management fees	17,259	28,342	(11,083)	(39)
Net warehouse interest income (expense), loans held for investment	—	824	(824)	(100)
Placement fees and other interest income	62,273	72,773	(10,500)	(14)
Other revenues	25,595	29,280	(3,685)	(13)
Personnel	(41,384)	(37,203)	(4,181)	11
Net write-offs	—	—	—	N/A
Other operating expenses	(11,453)	(11,851)	398	(3)
Adjusted EBITDA	$219,833	$244,159	$(24,326)	(10)

Three and six months ended June 30, 2025 compared to three and six months ended June 30, 2024

Servicing fees increased primarily due to growth in the average servicing portfolio period over period as a result of loan originations, combined with small increases in the average servicing fee rate. Investment management fees declined principally due to decreases in investment management fees from our LIHTC operations. Placement fees and other interest income decreased mainly due to decreases in our average placement fees on escrow deposits, partially offset by small increases in other interest income. For the six months ended June 30, 2025, only, other revenues decreased primarily due to a lower allocation of losses to noncontrolling interest holders in 2025 compared to 2024. For purposes of our adjusted EBITDA table above, we include gains (losses) from noncontrolling interest in other revenues instead of having a separate line item for noncontrolling interest activity. In cases where noncontrolling interests are allocated losses, other revenues are increased. Absent noncontrolling interest activity, the changes in other revenues were not significant year over year for either the three or six months ended June 30, 2025. Personnel expense increased principally as a result of increases in salaries and benefits expense and production bonuses.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$3,335	$3,870	$(535)	(14)%
Other revenues	2,379	404	1,975	489
Total revenues	$5,714	$4,274	$1,440	34

Expenses
Personnel	$22,704	$20,510	$2,194	11%
Amortization and depreciation	1,908	1,732	176	10
Interest expense on corporate debt	1,489	1,629	(140)	(9)
Other operating expenses	21,632	21,189	443	2
Total expenses	$47,733	$45,060	$2,673	6
Income (loss) from operations	$(42,019)	$(40,786)	$(1,233)	3
Income tax expense (benefit)	(5,288)	(11,978)	6,690	(56)
Net income (loss)	$(36,731)	$(28,808)	$(7,923)	28

Diluted EPS	(1.08)	(0.85)	(0.23)	27
Adjusted EBITDA(1)	$(36,443)	$(35,039)	$(1,404)	4%

FINANCIAL RESULTS – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$6,924	$7,669	$(745)	(10)%
Other revenues	1,684	1,532	152	10
Total revenues	$8,608	$9,201	$(593)	(6)

Expenses
Personnel	$38,082	$34,731	$3,351	10%
Amortization and depreciation	3,890	3,415	475	14
Interest expense on corporate debt	2,885	3,246	(361)	(11)
Other operating expenses	41,815	39,857	1,958	5
Total expenses	$86,672	$81,249	$5,423	7
Income (loss) from operations	$(78,064)	$(72,048)	$(6,016)	8
Income tax expense (benefit)	(22,601)	(18,523)	(4,078)	22
Net income (loss)	$(55,463)	$(53,525)	$(1,938)	4

Diluted EPS	(1.62)	(1.58)	(0.04)	3
Adjusted EBITDA	$(66,052)	$(61,263)	$(4,789)	8%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”

Revenues

Other revenues. For the three months ended June 30, 2025, the increase was primarily due to (i) $1.1 million of interest income on invested capital outstanding during the quarter, with no comparable activity in the prior year, and (ii) a $1.5 million increase in income from our deferred compensation plan that drives an equal and offsetting increase in personnel expense.

Expenses

Personnel. For the three months ended June 30, 2025, the increase was primarily due to a $3.0 million increase in salaries and benefits due to an 8% increase in average segment headcount combined with a $1.5 million increase in expense from our deferred compensation plan, partially offset by a $1.6 million decrease in subjective bonus accrual.

For the six months ended June 30, 2025, the increase was driven by a $6.2 million increase in salaries and benefits due to a 7% increase in average segment headcount, partially offset by a $1.6 million decrease in subjective bonus accrual.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net Income (loss)	$(36,731)	$(28,808)	$(55,463)	$(53,525)
Income tax expense (benefit)	(5,288)	(11,978)	(22,601)	(18,523)
Interest expense on corporate debt	1,489	1,629	2,885	3,246
Amortization and depreciation	1,908	1,732	3,890	3,415
Stock-based compensation expense	2,179	2,386	4,815	4,124
Write-off of unamortized issuance costs from corporate debt paydown	—	—	422	—
Adjusted EBITDA	$(36,443)	$(35,039)	$(66,052)	$(61,263)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and six months ended June 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	$3,335	$3,870	$(535)	(14)%
Other revenues	2,379	404	1,975	489
Personnel	(20,525)	(18,124)	(2,401)	13
Other operating expenses	(21,632)	(21,189)	(443)	2
Adjusted EBITDA	$(36,443)	$(35,039)	$(1,404)	4

ADJUSTED EBITDA – SIX MONTHS

CORPORATE

	For the six months ended
	June 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	6,924	7,669	(745)	(10)%
Other revenues	1,684	1,532	152	10
Personnel	(33,267)	(30,607)	(2,660)	9
Other operating expenses	(41,393)	(39,857)	(1,536)	4
Adjusted EBITDA	$(66,052)	$(61,263)	$(4,789)	8

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Other revenues increased primarily due to an increase in income from invested capital that was outstanding during the quarter and an increase in income from our deferred compensation plan. The increase in personnel expense was primarily due to higher salaries and benefit costs, partially offset by a decrease in subjective bonuses tied to company performance and other compensation expenses.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The increase in personnel expense was primarily due to higher salaries and benefit costs, partially offset by a decrease in subjective bonuses tied to company performance and other compensation expenses.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2025. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2025, the net worth requirement was $337.4 million, and our net worth was $1.0 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2025, we were required to maintain at least $67.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2025, we had operational liquidity of $220.2 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

The aggregate fair value of our contingent consideration liabilities as of June 30, 2025 was $19.7 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future related to contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of June 30, 2025 was $245.9 million, with the vast majority of the undiscounted payments related to the acquisition of Geophy B.V. in 2022, and is not expected to be achieved and thus paid.

We paid a cash dividend of $0.67 per share during the second quarter of 2025, which is 3% higher than the quarterly dividend paid in the second quarter of 2024. On August 6, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the third quarter of 2025. The dividend will be paid on September 5, 2025 to all holders of record of our restricted and unrestricted common stock as of August 21, 2025.

In February 2025, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 21, 2025 (the “2025 Stock Repurchase Program”). During the six months ended June 30, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program, and we had $75.0 million of remaining capacity under the 2025 Stock Repurchase Program as of June 30, 2025.

Historically, our cash flows from operating activities and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operating activities will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2025, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $200.5 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2025 collateral requirements as outlined above. As of June 30, 2025, reserve requirements for the June 30, 2025 DUS loan portfolio will require us to fund $75.9 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2025.

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

Notes Payable

For a detailed description of the terms of our various corporate debt instruments and related amendments, refer to “Notes Payable – Term Loan Note Payable” in NOTE 6 in the consolidated financial statements in our 2024 Form 10-K and “Notes Payable” in NOTE 6 in the condensed consolidated financial statements in our Form 10-Q for the quarterly period ending March 31, 2025.

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2025.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
	2025	2024
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$61,486,070	$55,915,670
Fannie Mae Modified Risk	8,556,839	9,038,756
Freddie Mac Modified Risk	10,000	69,510
Total risk-sharing servicing portfolio	$70,052,909	$65,023,936

Non-risk-sharing servicing portfolio:
Fannie Mae No Risk	$—	$—
Freddie Mac No Risk	39,423,013	39,868,901
GNMA - HUD No Risk	11,008,314	10,619,764
Brokered	16,864,888	17,239,417
Total non-risk-sharing servicing portfolio	$67,296,215	$67,728,082
Total loans serviced for others	$137,349,124	$132,752,018

Loans held for investment (full risk)	36,926	25,893
Interim Program JV Managed Loans(1)	76,215	570,299

At-risk servicing portfolio(2)	$65,378,944	$60,122,274
Maximum exposure to at-risk portfolio(3)	13,382,410	12,222,290
Defaulted loans(4)	108,530	48,560

Defaulted loans as a percentage of the at-risk portfolio	0.17%	0.08%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.25	0.25
(1)	As of June 30, 2025 and 2024, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

We have a loss-sharing arrangement with Freddie Mac related to SBLs that is only applicable to SBLs that are pre-securitized and outstanding for more than 12 months. If a loan defaults prior to securitization, we are required to share the losses with Freddie Mac. Our loss-sharing arrangement is a 10% top loss, meaning that we are responsible for the first 10% of the losses incurred on such defaulted loans. We have never incurred a loss on a Freddie Mac SBL; however, we have three defaulted loans with allowances in our portfolio that are awaiting final resolution.

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

The allowance for risk-sharing obligations related to the Company’s $64.7 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac defaulted SBLs as of June 30, 2025 was $24.6 million compared to $24.2 million as of December 31, 2024.

As of June 30, 2025, eight loans (five Fannie Mae loans and three Freddie Mac SBLs) were in default with an aggregate UPB of $108.5 million compared to five Fannie Mae loans with an aggregate UPB of $48.6 million that were in default as of June 30, 2024. The collateral-based reserve on defaulted loans was $8.6 million and $5.6 million as of June 30, 2025 and 2024, respectively. We had a provision for risk-sharing obligations of $1.3 million for the three months ended June 30, 2025 compared to a provision for risk-sharing obligations of $0.4 million for the three months ended June 30, 2024. We had a provision for risk-sharing obligations of $5.0 million for the six months ended June 30, 2025 compared to a benefit for risk-sharing obligations of $1.1 million for the six months ended June 30, 2024.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our repurchase obligations.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, our preliminary conclusion is that there are no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of June 30, 2025.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 433 basis points and 533 basis points as of June 30, 2025 and 2024, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of June 30,
Change in annual placement fee revenue due to:	2025	2024
100 basis point increase in EFFR	$26,725	$26,619
100 basis point decrease in EFFR	(26,725)	(26,619)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on Secured Overnight Financing Rate (“SOFR”). SOFR was 445 basis points and 533 basis points as of June 30, 2025 and 2024, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of June 30,
Change in annual net warehouse interest income due to:	2025	2024
100 basis point increase in SOFR	$(11,791)	$(8,077)
100 basis point decrease in SOFR	11,791	8,077

All of our corporate debt is effectively based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of June 30, 2025 and 2024, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of June 30,
Change in annual income from operations due to:	2025	2024
100 basis point increase in SOFR	$(8,489)	$(7,825)
100 basis point decrease in SOFR	8,489	7,825

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $40.3 million as of June 30, 2025 compared to $42.7 million as of June 30, 2024. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $49.1 million as of June 30, 2025. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both June 30, 2025 and 2024, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2025, we purchased nine thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2025, the Company’s Board of Directors approved the 2025 Stock Repurchase

Program. During the quarter ended June 30, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program. The Company had $75.0 million of authorized share repurchase capacity remaining as of June 30, 2025.

The following table provides information regarding common stock repurchases for the quarter ended June 30, 2025:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2025	1,690	$83.11	—	75,000,000
May 1-31, 2025	6,942	71.71	—	75,000,000
June 1-30, 2025	—	N/A	—	75,000,000
2nd Quarter	8,632	$73.94	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Indenture, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., the guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.1

Fifteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025)

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

Walker & Dunlop, Inc.
Date: August 7, 2025	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 7, 2025	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer