Form 10-Q
period 2025-09-30
Walker & Dunlop, Inc.
filed 2025-11-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 34,064,232 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$274,828	$279,270
Restricted cash	44,462	25,156
Pledged securities, at fair value	221,730	206,904
Loans held for sale, at fair value	2,197,739	780,749
Mortgage servicing rights	805,975	852,399
Goodwill	868,710	868,710
Other intangible assets	145,631	156,893
Receivables, net	374,316	335,879
Committed investments in tax credit equity	257,564	313,230
Other assets	606,320	562,803
Total assets	$5,797,275	$4,381,993

Liabilities
Warehouse notes payable	$2,175,157	$781,706
Notes payable	829,909	768,044
Allowance for risk-sharing obligations	34,140	28,159
Commitments to fund investments in tax credit equity	223,788	274,975
Other liabilities	756,815	769,246
Total liabilities	$4,019,809	$2,622,130

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,385 shares as of September 30, 2025 and 33,194 shares as of December 31, 2024)	333	332
Additional paid-in capital ("APIC")	444,127	429,000
Accumulated other comprehensive income (loss) ("AOCI")	1,833	586
Retained earnings	1,319,274	1,317,945
Total stockholders’ equity	$1,765,567	$1,747,863
Noncontrolling interests	11,899	12,000
Total equity	$1,777,466	$1,759,863
Commitments and contingencies (NOTES 2 and 9)	—	—
Total liabilities and equity	$5,797,275	$4,381,993

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Loan origination and debt brokerage fees, net	$97,845	$73,546	$238,535	$182,620
Fair value of expected net cash flows from servicing, net of guaranty obligation	48,657	43,426	129,621	97,673
Servicing fees	85,189	82,222	251,103	242,683
Property sales broker fees	26,546	19,322	55,031	39,408
Investment management fees	6,178	11,744	23,437	40,086
Net warehouse interest income (expense)	(2,035)	(2,147)	(4,581)	(4,847)
Placement fees and other interest income	46,302	43,557	115,499	123,999
Other revenues	28,993	20,634	85,637	69,417
Total revenues	$337,675	$292,304	$894,282	$791,039

Expenses
Personnel	$177,418	$145,538	$460,696	$390,068
Amortization and depreciation	60,041	57,561	176,598	169,495
Provision (benefit) for credit losses	949	2,850	6,481	6,310
Interest expense on corporate debt	16,451	18,232	48,732	53,765
Fair value adjustments to contingent consideration liabilities	—	(1,366)	—	(1,366)
Other operating expenses	36,879	31,984	104,220	93,386
Total expenses	$291,738	$254,799	$796,727	$711,658
Income from operations	$45,937	$37,505	$97,555	$79,381
Income tax expense	12,516	8,822	27,460	19,588
Net income before noncontrolling interests	$33,421	$28,683	$70,095	$59,793
Less: net income (loss) from noncontrolling interests	(31)	(119)	(63)	(3,538)
Walker & Dunlop net income	$33,452	$28,802	$70,158	$63,331
Other comprehensive income (loss), net of tax	(931)	1,051	1,247	1,945
Walker & Dunlop comprehensive income	$32,521	$29,853	$71,405	$65,276

Basic earnings per share (NOTE 10)	$0.98	$0.85	$2.05	$1.87
Diluted earnings per share (NOTE 10)	$0.98	$0.85	$2.05	$1.87

Basic weighted-average shares outstanding	33,376	33,169	33,333	33,090
Diluted weighted-average shares outstanding	33,397	33,203	33,355	33,135

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

	For the three and nine months ended September 30, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	332	429,000	586	1,317,945	12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation - equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089
Walker & Dunlop net income	—	—	—	—	33,952	—	33,952
Net income (loss) from noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	—	1,469
Stock-based compensation - equity classified	—	—	5,756	—	—	—	5,756
Issuance of common stock in connection with equity compensation plans	31	—	230	—	—	—	230
Repurchase and retirement of common stock	(9)	—	(645)	—	—	—	(645)
Distributions to noncontrolling interest holders	—	—	—	—	—	(126)	(126)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,924)	—	(22,924)
Balance as of June 30, 2025	33,366	$333	$438,129	$2,764	$1,308,792	$11,780	$1,761,798
Walker & Dunlop net income	—	—	—	—	33,452	—	33,452
Net income (loss) from noncontrolling interests	—	—	—	—	—	(31)	(31)
Other comprehensive income (loss), net of tax	—	—	—	(931)	—	—	(931)
Stock-based compensation - equity classified	—	—	7,036	—	—	—	7,036
Issuance of common stock in connection with equity compensation plans	32	—	—	—	—	—	—
Repurchase and retirement of common stock	(13)	—	(1,038)	—	—	—	(1,038)
Distributions to noncontrolling interest holders	—	—	—	—	—	150	150
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,970)	—	(22,970)
Balance as of September 30, 2025	33,385	$333	$444,127	$1,833	$1,319,274	$11,899	$1,777,466

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

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net income before noncontrolling interests	$70,095	$59,793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(129,621)	(97,673)
Change in the fair value of premiums and origination fees	(9,487)	(1,857)
Amortization and depreciation	176,598	169,495
Provision (benefit) for credit losses	6,481	6,310
Originations of loans held for sale	(11,256,803)	(6,807,180)
Proceeds from transfers of loans held for sale	9,663,140	6,365,406
Other operating activities, net	11,918	(95,752)
Net cash provided by (used in) operating activities	$(1,467,679)	$(401,458)

Cash flows from investing activities
Capital expenditures	$(8,507)	$(9,025)
Capital invested in equity-method investments	(17,919)	(14,503)
Purchases of pledged available-for-sale ("AFS") securities	(31,989)	(20,900)
Proceeds from prepayment and sale of pledged AFS securities	11,700	7,153
Originations and repurchase of loans held for investment	(24,145)	(25,619)
Principal collected on loans held for investment	—	17,659
Other investing activities, net	6,025	8,092
Net cash provided by (used in) investing activities	$(64,835)	$(37,143)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,580,848	$452,497
Repayments of interim warehouse notes payable	—	(13,884)
Repayments of notes payable	(330,731)	(6,013)
Borrowings of notes payable	398,875	—
Repurchase of common stock	(10,270)	(12,012)
Cash dividends paid	(68,828)	(66,284)
Payment of contingent consideration	(10,954)	(34,317)
Debt issuance costs	(15,661)	—
Other financing activities, net	(797)	(6,149)
Net cash provided by (used in) financing activities	$1,542,482	$313,838

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$9,968	$(124,763)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	327,898	391,403
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$337,866	$266,640

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$58,945	$73,123
Cash paid for income taxes, net of cash refunds received	21,526	29,076

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to September 30, 2025 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to September 30, 2025. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2025	2024	2025	2024
Provision (benefit) for loan losses	$—	$—	$500	$(16)
Provision (benefit) for risk-sharing obligations	949	(150)	5,981	(1,274)
Provision (benefit) for loan credit losses	949	(150)	6,481	(1,290)
Provision (benefit) for other credit losses	—	3,000	—	7,600
Provision (benefit) for credit losses	$949	$2,850	$6,481	$6,310

Transfers of Financial Assets—The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. During 2024, the Company received requests to repurchase five GSE loans totaling $87.3 million. As of September 30, 2025, the Company has repurchased four of the loans, totaling $52.5 million, and still has a forbearance and indemnification agreement in place for the other loan (“Indemnified Loan”). The forbearance and indemnification agreement for the Indemnified Loan expires on March 29, 2026, at which time the Company would be expected to repurchase the Indemnified Loan. As of September 30, 2025, the Indemnified Loan has an outstanding balance of $23.2 million, net of collateral posted, and a reserve for credit losses of $9.3 million. All repurchased loans are delinquent and in non-accrual status. In the fourth quarter of 2025, the Company received requests from one of the GSEs to repurchase two additional portfolios of loans with an aggregate unpaid principal balance (“UPB”) of $100.2 million as a result of fraudulent documentation submitted by the borrower in connection with the loans. In the fourth quarter of 2025, the Company executed a forbearance and indemnification agreement with the GSE for one portfolio of loans with a UPB of $50.9 million and expects to enter into a forbearance and indemnification agreement with the GSE for the second portfolio of loans with a UPB of $49.3 million. If the Company fails to reach an agreement on a forbearance and indemnification agreement on the second portfolio, the Company may be required to repurchase these loans in the fourth quarter. As the Company gains access to the underlying collateral of the loans and is able to assess their fair values, it will accrue for any expected potential losses resulting from the forbearance and indemnification agreements.

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

As of September 30, 2025, no such loans were included within Loans held for sale, at fair value and no corresponding liability was included in Warehouse notes payable as in 2025 the Company has waived its repurchase option for all of the eligible loans outstanding. As of December 31, 2024, the balance of loans with a repurchase option included within Loans held for sale, at fair value was $189.5 million, and the corresponding liability included within Warehouse notes payable (and NOTE 6) was $189.5 million. These were not cash transactions and thus were not reflected in the Consolidated Statements of Cash Flows for the year ended December 31, 2024.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 9) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total cash, cash equivalents, restricted cash, and restricted pledged cash and cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions in the Condensed Consolidated Balance Sheets as of September 30, 2025 and 2024, and December 31, 2024 and 2023.

	September 30,		December 31,
(in thousands)	2025	2024	2024	2023
Cash and cash equivalents	$274,828	$179,759	$279,270	$328,698
Restricted cash	44,462	39,827	25,156	21,422
Pledged cash and cash equivalents (NOTE 9)	18,576	47,054	23,472	41,283
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$337,866	$266,640	$327,898	$391,403

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The Company had realizable excess tax benefits of $0.1 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and shortfalls of $1.4 million and benefits of $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment (including repurchased loans) with its own cash. Included in Net warehouse interest income (expense) for the three and nine months ended September 30, 2025 and 2024 are the following components:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Components of Net Warehouse Interest Income (Expense)	2025	2024	2025	2024
Warehouse interest income	$14,978	$10,648	$33,043	$24,784
Warehouse interest expense	(17,013)	(12,795)	(37,624)	(29,631)
Net warehouse interest income (expense)	$(2,035)	$(2,147)	$(4,581)	$(4,847)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $5.7 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively, and $12.2 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Other than LIHTC asset management fees as described in the 2024 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description	2025	2024	2025	2024	Statement of income line item
Certain loan origination fees	$29,436	$21,310	$77,601	$64,718	Loan origination and debt brokerage fees, net
Property sales broker fees	26,546	19,322	55,031	39,408	Property sales broker fees
Investment management fees	6,178	11,744	23,437	40,086	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	14,303	12,014	56,105	41,008	Other revenues
Total revenues derived from contracts with customers	$76,463	$64,390	$212,174	$185,220

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

Recently Announced Accounting Pronouncements and Other Recent Developments—The Company is currently evaluating the following Accounting Standards Updates (“ASUs”):

Standard	Description	Date of Adoption
2023-09-Income Taxes (Topic 740)-Improvements to Income Tax Disclosures	Requires additional income tax disclosures including a more detailed tax rate reconciliation and income taxes paid by taxing jurisdiction	December 31, 2025
2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	Requires disaggregation of expense categories within an entity’s statement of income	January 1, 2027
2025-05-Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Introduces a practical expedient for measuring credit losses for accounts receivable under Topic 326.	January 1, 2026
2025-06-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Clarifies the starting point for capitalization of software costs.	January 1, 2028

The adoption of these ASUs is not expected to have a material effect on the consolidated financial statements. There are no other recently announced but not yet effective accounting pronouncements issued that have the potential to impact the Company’s consolidated financial statements.

Additionally, on July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The Company has performed an assessment of the impact of the OBBB and concluded that it will not have a material impact on its taxes and financial results.

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both September 30, 2025 and December 31, 2024. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$40.6
200 basis point increase	78.4
Placement Fee Rate
50 basis point decrease	$49.5
100 basis point decrease	99.0

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three and nine months ended September 30, 2025 and 2024 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2025	2024	2025	2024
Beginning balance	$817,814	$850,831	$852,399	$907,415
Additions, following the sale of loan	44,607	39,806	118,518	87,388
Amortization	(52,254)	(50,871)	(157,340)	(151,897)
Pre-payments and write-offs	(4,192)	(2,870)	(7,602)	(6,010)
Ending balance	$805,975	$836,896	$805,975	$836,896

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2025 and December 31, 2024:

Components of MSRs (in thousands)	September 30, 2025	December 31, 2024
Gross value	$1,844,664	$1,808,295
Accumulated amortization	(1,038,689)	(955,896)
Net carrying value	$805,975	$852,399

The expected amortization of MSRs held in the Condensed Consolidated Balance Sheet as of September 30, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Three Months Ending December 31,	Amortization
2025	$51,194
Year Ending December 31,
2026	$189,809
2027	168,568
2028	137,194
2029	99,066
2030	66,218
Thereafter	93,926
Total	$805,975

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac’s small balance pre-securitized loans (“SBL”) as discussed in the Company’s 2024 Form 10-K. Most loans are collectively evaluated, while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an insignificant balance of reserves for Freddie Mac SBLs, are presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2025 and 2024 follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2025	2024	2025	2024
Beginning balance	$33,191	$30,477	$28,159	$31,601
Provision (benefit) for risk-sharing obligations	949	(150)	5,981	(1,274)
Write-offs	—	(468)	—	(468)
Ending balance	$34,140	$29,859	$34,140	$29,859

The Company assesses several qualitative and quantitative factors, including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the nine months ended September 30, 2025 and 2024 follows:

	2025
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.1	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$64.7	$66.0	N/A
CECL allowance (in millions)	$24.4	$24.6	$24.8	N/A
Provision (benefit) for CECL allowance (in millions)	$0.2	$0.2	$0.1	$0.5

	2024
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.1	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	$60.6	N/A
CECL allowance (in millions)	$25.0	$24.9	$23.4	N/A
Provision (benefit) for CECL allowance (in millions)	$(6.6)	$(0.1)	$(1.5)	$(8.2)

During the first quarters of both 2025 and 2024, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. The look-back period update for the three months ended March 31, 2024 resulted in the historical loss rate factor decreasing and the benefit for CECL allowance, as noted in the table above. For the three months ended March 31, 2025, the historical loss rate did not change. As noted in the table above, the changes for the other quarters during both 2025 and 2024 were due to increases in the at-risk Fannie Mae servicing portfolio UPB and/or due to changes in the forecast-period loss rate.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2025 was 5.2 years compared to 5.7 years as of December 31, 2024.

Seven Fannie Mae DUS loans and three Freddie Mac SBLs had aggregate collateral-based reserves of $9.4 million as of September 30, 2025, compared to three Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $4.0 million as of December 31, 2024.

As of September 30, 2025 and 2024, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $13.7 billion and $12.5 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $139.3 billion as of September 30, 2025 compared to $135.3 billion as of December 31, 2024.

As of September 30, 2025 and December 31, 2024, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.8 billion and $2.7 billion, respectively. These amounts are not included in the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 6—DEBT

Warehouse Facilities

As of September 30, 2025, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $4.6 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”). The maximum amount and outstanding borrowings under Agency Warehouse Facilities as of September 30, 2025 follow:

	September 30, 2025
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$160,931	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	149,367	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	403,083	SOFR plus 1.30%
Agency Warehouse Facility #4	400,000	225,000	625,000	506,708	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	1,450,000	1,500,000	644,282	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,900,000	2,650,000	4,550,000	$1,864,371
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	311,346
Total Agency Warehouse Facilities	$1,900,000	4,150,000	6,050,000	$2,175,717
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2025, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #1 was extended to August 26, 2026.

The maturity date of Agency Warehouse Facility #2 was extended to April 10, 2026.

The maturity date of Agency Warehouse Facility #3 was extended to May 15, 2026.

The maturity date of Agency Warehouse Facility #4 was extended to June 22, 2026. During the third quarter of 2025, the Company temporarily increased the committed borrowing capacity of Agency Warehouse Facility #4 to $400.0 million until November 28, 2025, at which point it will revert to $150.0 million.

The maturity date of Agency Warehouse Facility #5 was extended to September 10, 2026. During the third quarter of 2025, the Company temporarily increased the uncommitted borrowing capacity of Agency Warehouse Facility #5 to $1.5 billion until November 20, 2025, at which point the uncommitted borrowing capacity will revert to $950.0 million.

Notes Payable

The Company has a senior secured credit agreement, which has been amended several times, that provides for a $450.0 million term loan (the “Term Loan”) and a revolving credit facility of $50.0 million. As of September 30, 2025, the balance of the Term Loan was $447.8 million, and the revolving credit facility did not have an outstanding balance. The Company also has $400.0 million aggregate principal amount of senior unsecured notes (“Senior Notes”) as of September 30, 2025.

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2025.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company’s reportable segments are Capital Markets (“CM”), Servicing & Asset Management (“SAM”), and Corporate. A summary of the Company’s goodwill by reportable segments as of and for the nine months ended September 30, 2025 and 2024 follows:

	As of and for the nine months ended
	September 30,
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
(1)For all the periods presented, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the nine months ended September 30, 2025 and 2024 follows:

	As and for the nine months ended
	September 30,
Roll Forward of Other Intangible Assets (in thousands)	2025	2024
Beginning balance	$156,893	$181,975
Amortization	(11,262)	(11,262)
Ending balance	$145,631	$170,713

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of September 30, 2025 and December 31, 2024:

Components of Other Intangible Assets (in thousands)	September 30, 2025	December 31, 2024
Gross value	$208,782	$210,616
Accumulated amortization	(63,151)	(53,723)
Net carrying value	$145,631	$156,893

The expected amortization of other intangible assets shown in the Condensed Consolidated Balance Sheet as of September 30, 2025 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Three Months Ending December 31,	Amortization
2025	$3,754
Year Ending December 31,
2026	$15,016
2027	15,016
2028	15,016
2029	14,952
2030	14,946
Thereafter	66,931
Total	$145,631

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities in the Condensed Consolidated Balance Sheets, as of and for the nine months ended September 30, 2025 and 2024 follows:

	As of and for the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2025	2024
Beginning balance	$30,537	$113,546
Accretion	99	1,496
Fair value adjustments	—	(1,366)
Payments	(11,354)	(34,317)
Ending balance	$19,282	$79,359

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

Undesignated Derivatives

Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in derivative assets, a component of Other Assets, on the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in derivative assets, a component of Other Assets, on the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. All loan and forward sale commitments described above are undesignated derivatives.

Designated Derivatives

In connection with the issuance of the Senior Notes during the first quarter of 2025, the Company entered into a standard swap agreement to hedge the exposure to changes in fair value of the Senior Notes related to interest rates. The swap converts the fixed interest payments required by the Senior Notes to a variable interest rate based on SOFR (i.e., the Company pays variable and receives fixed payments). The Senior Notes are the only fixed-rate debt the Company has outstanding, and as a result of the swap, all of the Company’s corporate debt is tied to variable rates.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2025
Assets
Loans held for sale	$—	$2,197,739	$—	$2,197,739
Pledged securities	18,576	203,154	—	221,730
Derivative assets	—	51,680	—	51,680
Total	$18,576	$2,452,573	$—	$2,471,149

Liabilities
Derivative liabilities	$—	$9,011	$—	$9,011
Notes payable —Senior Notes	—	401,221	—	401,221
Contingent consideration liabilities(1)	—	—	19,282	19,282
Total	$—	$410,232	$19,282	$429,514

December 31, 2024
Assets
Loans held for sale	$—	$780,749	$—	$780,749
Pledged securities	23,472	183,432	—	206,904
Derivative assets	—	30,175	—	30,175
Total	$23,472	$994,356	$—	$1,017,828

Liabilities
Derivative liabilities	$—	$915	$—	$915
Contingent consideration liabilities(1)	—	—	30,537	30,537
Total	$—	$915	$30,537	$31,452
(1)	NOTE 7 has a detailed roll forward of this Level 3 liability, titled “Roll Forward of Contingent Consideration Liabilities”.

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2025 or 2024.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033. A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Derivative Assets and Liabilities, net (in thousands)	2025	2024	2025	2024
Beginning balance	$36,162	$21,272	$29,260	$3,204
Settlements	(139,995)	(108,571)	(354,747)	(253,824)
Realized gains (losses) recorded in earnings(1)	103,833	87,299	325,487	250,620
Unrealized gains (losses) recorded in earnings(1)(2)	42,669	29,673	42,669	29,673
Ending balance	$42,669	$29,673	$42,669	$29,673
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Contingent consideration liabilities	$19,282	Monte Carlo Simulation	Probability of earnout achievement	0% - 53%	8%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum remaining gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2025 and December 31, 2024 are presented below:

		September 30, 2025		December 31, 2024
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$274,828	$274,828	$279,270	$279,270
Restricted cash	Level 1	44,462	44,462	25,156	25,156
Pledged securities	Level 1 & 2	221,730	221,730	206,904	206,904
Loans held for sale	Level 2	2,197,739	2,197,739	780,749	780,749
Loans held for investment, net(1)	Level 3	32,366	32,366	32,866	32,866
Derivative assets(1)	Level 2	51,680	51,680	30,175	30,175
Total financial assets		$2,822,805	$2,822,805	$1,355,120	$1,355,120

Financial Liabilities:
Derivative liabilities(2)	Level 2	$9,011	$9,011	$915	$915
Contingent consideration liabilities(2)	Level 3	19,282	19,282	30,537	30,537
Secured borrowings(2)	Level 2	35,296	35,296	59,441	59,441
Warehouse notes payable(3)	Level 2	2,175,157	2,175,717	781,706	781,972
Notes payable(3)(4)	Level 2	829,909	848,971	768,044	778,481
Total financial liabilities		$3,068,655	$3,088,277	$1,640,643	$1,651,346
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Carrying value includes unamortized debt issuance costs.
(4)	Carrying value includes unamortized debt discount.

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

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale includes, as applicable:

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2025 and December 31, 2024:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
September 30, 2025
Undesignated derivatives
Rate lock commitments	$1,622,638	$41,031	$5,088	$46,119	$46,119	$—	$—
Forward sale contracts	3,812,268	—	(4,671)	(4,671)	4,340	(9,011)	—
Loans held for sale(3)	2,189,630	8,526	(417)	8,109	—	—	8,109
Total undesignated derivatives		$49,557	$—	$49,557	$50,459	$(9,011)	$8,109
Designated derivatives
Interest rate swap	400,000	—	1,221	1,221	1,221	—	—
Senior Notes(4)	400,000	—	(1,221)	(1,221)	—	—	(1,221)
Total designated derivatives		$—	$—	$—	$1,221	$—	$(1,221)
Total		$49,557	$—	$49,557	$51,680	$(9,011)	$6,888

December 31, 2024
Rate lock commitments	$472,905	$19,968	$(5,338)	$14,630	$14,930	$(300)	$—
Forward sale contracts	1,258,323	—	14,630	14,630	15,245	(615)	—
Loans held for sale	785,418	4,623	(9,292)	(4,669)	—	—	(4,669)
Total		$24,591	$—	$24,591	$30,175	$(915)	$(4,669)
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Notes payable on the Condensed Consolidated Balance Sheets.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2025. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2025 collateral requirements as outlined above. As of September 30, 2025, reserve requirements for the DUS loan portfolio will require the Company to fund $74.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of September 30, 2025. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of September 30, 2025, the net worth requirement was $337.9 million, and the Company's net worth, as defined in the requirements, was $1.1 billion, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2025, the Company was required to maintain at least $67.2 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $273.7 million as of September 30, 2025, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of September 30, 2025 and 2024, and December 31, 2024 and 2023:

	September 30,		December 31,
Pledged Securities (in thousands)	2025	2024	2024	2023
Restricted cash	$8,807	$10,708	$3,015	$2,727
Money market funds	9,769	36,346	20,457	38,556
Total pledged cash and cash equivalents	$18,576	$47,054	$23,472	$41,283
Agency MBS	203,154	156,891	183,432	142,798
Total pledged securities, at fair value	$221,730	$203,945	$206,904	$184,081

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the

Company’s 2024 Form 10-K. The following table provides additional information related to the Agency MBS as of September 30, 2025 and December 31, 2024:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2025	December 31, 2024
Fair value	$203,154	$183,432
Amortized cost	201,096	182,912
Total gains for securities with net gains in AOCI	3,176	1,650
Total losses for securities with net losses in AOCI	(1,118)	(1,130)
Fair value of securities with unrealized losses	134,050	136,976

Pledged securities with a fair value of $78.7 million, an amortized cost of $79.8 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2025
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	97,304	97,340
After five years through ten years	90,030	88,822
After ten years	15,820	14,934
Total	$203,154	$201,096

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2025	2024	2025	2024
Calculation of basic EPS
Walker & Dunlop net income	$33,452	$28,802	$70,158	$63,331
Less: dividends and undistributed earnings allocated to participating securities	829	626	1,688	1,449
Net income applicable to common stockholders	$32,623	$28,176	$68,470	$61,882
Weighted-average basic shares outstanding	33,376	33,169	33,333	33,090
Basic EPS	$0.98	$0.85	$2.05	$1.87

Calculation of diluted EPS
Net income applicable to common stockholders	$32,623	$28,176	$68,470	$61,882
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—	—	—
Net income allocated to common stockholders	$32,623	$28,176	$68,470	$61,882
Weighted-average basic shares outstanding	33,376	33,169	33,333	33,090
Add: weighted-average diluted non-participating securities	21	34	22	45
Weighted-average diluted shares outstanding	33,397	33,203	33,355	33,135
Diluted EPS	$0.98	$0.85	$2.05	$1.87

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2025, 139 thousand average restricted shares and 221 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and nine months ended September 30, 2024, 78 thousand average restricted shares and 81 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares, was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2025, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 21, 2025 (the “2025 Stock Repurchase Program”). During the first nine months of 2025, the Company did not repurchase any shares of its common stock under the 2025 Stock Repurchase Program. As of September 30, 2025, the Company had $75.0 million of authorized share repurchase capacity remaining under the 2025 Stock Repurchase Program.

During each of the first three quarters of 2025, the Company paid a dividend of $0.67 per share. On November 5, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the fourth quarter of 2025. The dividend will be paid on December 5, 2025 to all holders of record of the Company’s restricted and unrestricted common stock as of November 21, 2025.

The Company awarded $6.1 million and $4.4 million of stock to settle compensation liabilities, a non-cash transaction, for the nine months ended September 30, 2025 and 2024, respectively.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company allocates interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income from operations at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended September 30, 2025 and 2024.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended September 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$96,147	$1,698	$—	$97,845
Fair value of expected net cash flows from servicing, net of guaranty obligation	48,657	—	—	48,657
Servicing fees	—	85,189	—	85,189
Property sales broker fees	26,546	—	—	26,546
Investment management fees	—	6,178	—	6,178
Net warehouse interest income (expense)	(2,035)	—	—	(2,035)
Placement fees and other interest income	—	42,123	4,179	46,302
Other revenues	11,439	15,440	2,114	28,993
Total revenues	$180,754	$150,628	$6,293	$337,675

Expenses
Personnel(1)	$131,113	$23,304	$23,001	$177,418
Amortization and depreciation	1,146	56,991	1,904	60,041
Provision (benefit) for credit losses	—	949	—	949
Interest expense on corporate debt	4,535	10,404	1,512	16,451
Fair value adjustments to contingent consideration liabilities	—	—	—	—
Other operating expenses	5,647	8,470	22,762	36,879
Total expenses	$142,441	$100,118	$49,179	$291,738
Income (loss) from operations	$38,313	$50,510	$(42,886)	$45,937
Income tax expense (benefit)	10,383	13,578	(11,445)	12,516
Net income (loss) before noncontrolling interests	$27,930	$36,932	$(31,441)	$33,421
Less: net income (loss) from noncontrolling interests	—	(31)	—	(31)
Walker & Dunlop net income (loss)	$27,930	$36,963	$(31,441)	$33,452

Diluted EPS	$0.81	$1.09	$(0.92)	$0.98
Operating margin	21%	34%	(681)%	14%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended September 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$72,723	823	—	$73,546
Fair value of expected net cash flows from servicing, net of guaranty obligation	43,426	—	—	43,426
Servicing fees	—	82,222	—	82,222
Property sales broker fees	19,322	—	—	19,322
Investment management fees	—	11,744	—	11,744
Net warehouse interest income (expense)	(2,798)	651	—	(2,147)
Placement fees and other interest income	—	40,299	3,258	43,557
Other revenues	11,039	9,145	450	20,634
Total revenues	$143,712	$144,884	$3,708	$292,304

Expenses
Personnel(1)	$104,987	20,951	19,600	$145,538
Amortization and depreciation	1,137	54,668	1,756	57,561
Provision (benefit) for credit losses	—	2,850	—	2,850
Interest expense on corporate debt	4,888	11,711	1,633	18,232
Fair value adjustments to contingent consideration liabilities	(1,366)	—	—	(1,366)
Other operating expenses	5,137	6,611	20,236	31,984
Total expenses	$114,783	$96,791	$43,225	$254,799
Income (loss) from operations	$28,929	$48,093	$(39,517)	$37,505
Income tax expense (benefit)	7,073	10,756	(9,007)	8,822
Net income (loss) before noncontrolling interests	$21,856	$37,337	$(30,510)	$28,683
Less: net income (loss) from noncontrolling interests	26	(145)	—	(119)
Walker & Dunlop net income (loss)	$21,830	$37,482	$(30,510)	$28,802

Diluted EPS	$0.64	$1.11	$(0.90)	$0.85
Operating margin	20%	33%	(1,066)%	13%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the nine months ended September 30, 2025 and 2024.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the nine months ended September 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$235,208	$3,327	$—	$238,535
Fair value of expected net cash flows from servicing, net of guaranty obligation	129,621	—	—	129,621
Servicing fees	—	251,103	—	251,103
Property sales broker fees	55,031	—	—	55,031
Investment management fees	—	23,437	—	23,437
Net warehouse interest income (expense)	(4,581)	—	—	(4,581)
Placement fees and other interest income	—	104,396	11,103	115,499
Other revenues	40,836	41,003	3,798	85,637
Total revenues	$456,115	$423,266	$14,901	$894,282

Expenses
Personnel(1)	$334,020	$65,593	$61,083	$460,696
Amortization and depreciation	3,433	167,371	5,794	176,598
Provision (benefit) for credit losses	—	6,481	—	6,481
Interest expense on corporate debt	13,190	31,145	4,397	48,732
Fair value adjustments to contingent consideration liabilities	—	—	—	—
Other operating expenses	17,191	22,452	64,577	104,220
Total expenses	$367,834	$293,042	$135,851	$796,727
Income (loss) from operations	$88,281	$130,224	$(120,950)	$97,555
Income tax expense (benefit)	24,849	36,657	(34,046)	27,460
Net income (loss) before noncontrolling interests	$63,432	$93,567	$(86,904)	$70,095
Less: net income (loss) from noncontrolling interests	—	(63)	—	(63)
Walker & Dunlop net income (loss)	$63,432	$93,630	$(86,904)	$70,158

Total assets	$2,866,772	$2,399,578	$530,925	$5,797,275
Diluted EPS	$1.85	$2.74	$(2.54)	$2.05
Operating margin	19%	31%	(812)%	11%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the nine months ended September 30, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$180,264	$2,356	$—	$182,620
Fair value of expected net cash flows from servicing, net of guaranty obligation	97,673	—	—	97,673
Servicing fees	—	242,683	—	242,683
Property sales broker fees	39,408	—	—	39,408
Investment management fees	—	40,086	—	40,086
Net warehouse interest income (expense)	(6,322)	1,475	—	(4,847)
Placement fees and other interest income	—	113,072	10,927	123,999
Other revenues	32,756	34,679	1,982	69,417
Total revenues	$343,779	$434,351	$12,909	$791,039

Expenses
Personnel(1)	$276,655	$59,083	$54,330	$390,068
Amortization and depreciation	3,412	160,912	5,171	169,495
Provision (benefit) for credit losses	—	6,310	—	6,310
Interest expense on corporate debt	15,038	33,848	4,879	53,765
Fair value adjustments to contingent consideration liabilities	(1,366)	—	—	(1,366)
Other operating expenses	14,831	18,462	60,093	93,386
Total expenses	$308,570	$278,615	$124,473	$711,658
Income (loss) from operations	$35,209	$155,736	$(111,564)	$79,381
Income tax expense (benefit)	8,689	38,430	(27,531)	19,588
Net income (loss) before noncontrolling interests	$26,520	$117,306	$(84,033)	$59,793
Less: net income (loss) from noncontrolling interests	353	(3,891)	—	(3,538)
Walker & Dunlop net income (loss)	$26,167	$121,197	$(84,033)	$63,331

Total assets	$1,711,722	2,495,600	371,909	$4,579,231
Diluted EPS	$0.77	$3.58	$(2.48)	$1.87
Operating margin	10%	36%	(864)%	10%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

NOTE 12—VARIABLE INTEREST ENTITIES

The Company provides alternative investment management services through the syndication of tax credit funds and development of housing projects. To facilitate the syndication and development of housing projects, the Company is involved with the acquisition and/or formation of limited partnerships and joint ventures with investors, property developers, and property managers that are variable interest entities (“VIEs”). The Company’s continuing involvement in the VIEs usually includes either serving as the manager of the VIE or as a majority investor in the VIE with a property developer or manager serving as the manager of the VIE.

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 17 of the 2024 Form 10-K.

As of September 30, 2025 and December 31, 2024, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included in the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$382	$863
Restricted cash	2,540	3,939
Receivables, net	26,873	26,570
Other Assets	8,616	44,892
Total assets of consolidated VIEs	$38,411	$76,264

Liabilities:
Other liabilities	$11,350	$55,527
Total liabilities of consolidated VIEs	$11,350	$55,527

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	September 30, 2025	December 31, 2024
Assets
Committed investments in tax credit equity	$257,564	$313,230
Other assets: Equity-method investments	90,241	50,592
Total interests in nonconsolidated VIEs	$347,805	$363,822

Liabilities
Commitments to fund investments in tax credit equity	$223,788	$274,975
Total commitments to fund nonconsolidated VIEs	$223,788	$274,975

Maximum exposure to losses(1)(2)	$347,805	$363,822
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Forward-Looking Statements

Some of the statements in this Form 10-Q of Walker & Dunlop, Inc. and subsidiaries (the “Company,” “Walker & Dunlop,” “we,” “us,” or “our”) may constitute forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases that are predictions of or indicate future events or trends and do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans, or intentions.

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

Business

Overview

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 68% of refinancing volumes coming from new loans to us and 16% of total transaction volumes coming from new customers for the nine months ended September 30, 2025.

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

We recognize Loan origination and debt brokerage fees, net and the Fair value of expected net cash flows from servicing, net of guaranty obligation from our lending with the Agencies when we commit to both originate a loan with a borrower and sell that loan to an investor. The loan origination and debt brokerage fees, net and the fair value of expected net cash flows from servicing, net of guaranty obligation for these transactions reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained.

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

We may be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 contains disclosures regarding our repurchase activities.

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

Investment Management

Through our investment management subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of debt, joint venture (“JV”) equity, and preferred equity investments in middle-market commercial real estate. WDIP’s current regulatory assets under management (“AUM”) of $2.7 billion primarily consist of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII (the “Equity Funds”) and two credit funds, Debt Fund I and Debt Fund II (the “Debt Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Equity Funds consists of both unfunded commitments and funded investments. WDIP receives management fees based on both unfunded commitments and funded investments in the Equity Funds and on funded investments for the Debt Funds and the other investment vehicles. Additionally, with respect to the Equity Funds and Debt Funds and the preferred equity JV, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Equity Funds, Debt Funds, and certain separate accounts.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions, and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements in our 2024 Form 10-K.

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

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically and do not expect to observe significant changes in the foreseeable future, including the assumption that most significantly impacts the estimate: the discount rate. We actively monitor the assumptions used and make adjustments when market conditions change, or other factors indicate such adjustments are warranted. Over the past several years, we have adjusted the placement fee rate assumption several times to reflect the current and expected future earnings rate projected for the life of the MSR, as the interest rate environment has experienced significant volatility over the past several years.

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

We currently use one year for our reasonable and supportable forecast period (“forecast period”), as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period reflects our expectations of the economic conditions impacting the multifamily sector over the coming year in relation to the historical period. For example, despite our historical loss rate declining from 0.6 basis points as of December 31, 2023 to 0.3 basis points as of March 31, 2024, our forecast-period loss rate remained relatively unchanged from 2.4 basis points as of December 31, 2023, to 2.3 basis points as of March 31, 2024.

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

Goodwill. As of both September 30, 2025 and December 31, 2024, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors. Due to the challenging macroeconomic conditions in 2024, the projected cash flows for some of our reporting units declined, resulting in goodwill impairment in the fourth quarter of 2024 of $33.0 million that was attributed to reporting units within the Capital Markets segment. Despite volatility in the financial markets and uncertainty in overall macroeconomic conditions, macroeconomic conditions impacting the multifamily markets remain stable and our multifamily transaction volumes continue to improve.

Overview of Current Business Environment

The Commercial Real Estate (“CRE”) sector has experienced a challenging environment shaped by uncertain, and at times volatile, interest rates that have directly impacted the cost and availability of capital over the last three years. Uncertainty impacted growth expectations and asset valuations during the last three years. Macroeconomic uncertainties also impacted overall demand for transactions. Many macroeconomic inputs that impact CRE showed meaningful signs of improvement in the second half of 2024 and thus far in 2025, indicating a recovery may be underway. Each of these factors impacted the CRE transactions market differently thus far in 2025 as follows:

Tariffs and Global Trade Policy. The Trump Administration announced broad tariffs on April 2, 2025 (“Liberation Day”), impacting a wide range of imports. This led to immediate turmoil in the markets, with the S&P 500 falling sharply in the first week following the announcement. The initial reaction was a flight to safety, and yields on US Treasuries fell rapidly, but yields quickly retreated as markets feared the impacts to inflation and global GDP growth. Tariffs were paused a week later, on April 9, 2025, and over the last six months the Trump Administration has renegotiated trade agreements with its trade partners around the globe, stabilizing the immediate fears and easing the uncertainty and volatility introduced into the markets in the immediate aftermath of Liberation Day. While the effects of renegotiated trade agreements and tariffs on inflation and other macroeconomic indicators are still being evaluated by policy markets, Treasury yields—the index rates for CRE debt transactions—have stabilized, with 10-year bonds settling into a range of 4.0% to 4.4% during the third quarter of 2025.

Monetary Policy & Cost of Capital. The Federal Open Market Committee (“FOMC”) hiked interest rates aggressively beginning in 2022, materially increasing Treasury yields and the cost of capital for CRE operators. Higher borrowing costs reduced leverage, pressured debt service coverage ratios, and led to valuation declines as cap rates adjusted. Beginning in September 2024, the FOMC began slowly decreasing its target Federal Funds Rate, lowering the target rate four times over the last 12 months to where it sits today at 3.75% to 4.00%. The FOMC has indicated that it is balancing its mandates of maintaining a healthy employment market while controlling inflation, and its actions will be data driven as they seek to understand the impact of tariffs on global trade policy, inflation, job growth, and economic growth. The FOMC has indicated further action may be taken slowly, and markets now expect rates will remain elevated for longer, with significant uncertainty around whether the FOMC will implement another rate cut in December 2025. This has had the effect of stabilizing interest rates, albeit at higher levels than many investors in commercial real estate hoped. Continued stability of interest rates will be a key driver of transaction volume and capital markets. As interest rates stabilized in the weeks after Liberation Day, we began seeing a steady acceleration in transaction activity, as evidenced by the growth in our second and third quarter transaction volumes.

Capital Availability & Lending Markets. The supply of capital to the CRE sector remains abundant, but many investors and borrowers of capital remain selective while the cost of capital remains elevated. Banks, life insurance companies, conduits (CMBS), and debt funds are actively lending to the sector but are selective, with a preference for high-quality assets and well-capitalized sponsors. The GSEs, the predominant suppliers of capital to the multifamily market, deployed $120 billion of capital to the industry in 2024, up from $101 billion in 2023. Entering 2025, the GSEs’ lending caps were set at a combined $146 billion, providing them a 22% increase in capacity over 2024 volumes. Both GSEs have been actively deploying their capital in 2025, particularly compared to the same period last year, with Fannie Mae lending volumes up 48% year to date, and Freddie Mac up 35%, and it appears the GSEs may approach their lending caps in 2025, which has not happened since 2022. The GSEs supply consistent capital to the multifamily sector during cyclical and countercyclical markets, and they continue to do so throughout the market disruptions experienced in the early part of 2025. As Fannie Mae’s largest partner for six consecutive years, and Freddie Mac’s fourth largest partner in 2024, their participation in the market is a significant driver of our financial performance and a sustained increase in their lending activity would enhance our business and results from operations.

Multifamily Rent Growth & Asset Values. Over 80% of our transaction volume takes place in the multifamily sector. Rent growth slowed considerably in 2024, particularly in high-supply Sun Belt markets, primarily as a result of record completions of 590,000 units last year. Yet absorption remained strong, at nearly 640,000 units for the trailing-12 months ended September 30, 2025, outpacing supply for the sixth consecutive quarter. The significant amount of absorption has limited rent growth, with Zelman, our housing research arm, reporting expected 2025 national rent growth of 1.8%, a pace that was far below the aggressive rent growth seen in 2021 and 2022. According to MSCI, in December 2024, multifamily property values remained stable month-over-month but were down 4.2% compared to the previous year. Notably, multifamily prices have declined by 19.6% from their peak, but remain 11.9% above pre-COVID January 2020 levels. Importantly, new construction starts have fallen dramatically, to only 234,000 for the 12-months ending September 30, 2025, and the cost of owning a single-family home has skyrocketed as a result of aforementioned elevated interest rates, limited supply of seller inventory, and a strong labor market. That sets up well for a return to rent growth and an improvement in operating fundamentals for the multifamily sector, which would improve both rent growth and asset values, likely increasing the volume of multifamily asset sales in the coming quarters, and the associated need for debt to leverage those transactions.

Other Macroeconomic Considerations. The national unemployment rate remained low at 4.3% as of  September 30, 2025, consistent with the unemployment rate of 4.1% as of December 31, 2024. According to RealPage, vacancies in the multifamily sector stabilized around 4.6% as of September 30, 2025, down from 5.2% in December 2024. The Trump Administration’s global trade policies, and their impact on inflation, GDP, and interest rates will continue to weigh on the labor markets as companies adjust growth expectations and hiring plans. Deterioration of the employment markets could adversely impact many of the aforementioned macroeconomic indicators supporting CRE investors and lenders. Thus far, employment markets remain strong, and the transaction activity is steadily improving as many investors in CRE are in a position that they must transact due to fund lives expiring or debt financing maturing.

Multifamily remains one of the most resilient asset classes in CRE, and the GSEs continue to supply capital to the sector. During the third quarter of 2025, we saw transaction volumes increase by 34% compared to the same quarter last year, with notable increases in Freddie Mac lending (137%) and brokered lending (12%). Consequently, our Capital Markets segment produced net income of $27.9 million in the third quarter of 2025, up 28% compared to the year ago quarter.

Our SAM segment is less correlated to the transaction markets than our Capital Markets segment. The SAM segment’s managed portfolio totaled $157.9 billion as of September 30, 2025, up 4% compared to the same quarter last year, and included our $139.3 billion loan servicing portfolio and our $18.5 billion of AUM. As our total managed portfolio increased, revenues for the segment increased by 4%, to $150.6 million, for the third quarter of 2025 compared to the same quarter last year. Over the past two years, we have focused on scaling our AUM, and in the fourth quarter of 2024 we successfully closed a first round of $200 million of equity capital for Debt Fund II from life insurance companies, pension funds, high net worth investors and Walker & Dunlop. Debt Fund II will provide our investment management team with over $500 million of levered capital to deploy into transitional multifamily assets, and year to date, our team deployed $395 million of that capital. Our investment management team was also awarded a mandate to deploy up to $2.0 billion of capital, on a non-discretionary basis, from a large life insurance company during 2025, all of which has yet to be deployed. We expect the revenues of our investment management business to grow as capital is raised and deployed. This segment also includes the activities of WDAE, an alternative investment manager focused on affordable housing, including LIHTC syndication and joint venture development. We ranked as the eighth largest LIHTC syndicator in 2024 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. Our LIHTC syndication activity started slowly, but we expect the team to grow syndication volumes from the $404 million syndicated in 2024. In April 2025, the team syndicated its largest fund ever, a $240 million multi-investor fund invested in affordable assets across the country. We also earn revenues on the disposition of historical LIHTC investments in the form of investment management fees. Over the last several years, the aforementioned macroeconomic challenges have impacted the number of affordable investment sales as well as asset values, significantly decreasing the amount of revenues earned from these sales. We expect investment management fees from disposition activity to remain low in the near term as a result of these factors, and to likely recover more slowly than the market rate multifamily market.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Transaction Volume (in thousands)
Debt Financing Volume	$10,842,620	$8,013,432	$27,677,487	$20,158,458
Property Sales Volume	4,672,875	3,602,675	8,825,750	6,300,609
Total Transaction Volume	$15,515,495	$11,616,107	$36,503,237	$26,459,067

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	14%	13%	11%	10%
Return on equity	8	7	5	5
Walker & Dunlop net income	$33,452	$28,802	$70,158	$63,331
Adjusted EBITDA(1)	82,084	78,905	223,861	233,972
Diluted EPS	0.98	0.85	2.05	1.87

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	53%	50%	52%	49%
Other operating expenses	11	11	12	12

	As of September 30,
Managed Portfolio (in thousands)	2025	2024
Servicing Portfolio	$139,331,678	$134,080,546
Assets under management	18,521,907	18,210,452
Total Managed Portfolio	$157,853,585	$152,290,998
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following tables present period-to-period comparisons of our financial results for the three and nine months ended September 30, 2025 and 2024.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$97,845	$73,546	$24,299	33%
Fair value of expected net cash flows from servicing, net of guaranty obligation	48,657	43,426	5,231	12
Servicing fees	85,189	82,222	2,967	4
Property sales broker fees	26,546	19,322	7,224	37
Investment management fees	6,178	11,744	(5,566)	(47)
Net warehouse interest income (expense)	(2,035)	(2,147)	112	(5)
Placement fees and other interest income	46,302	43,557	2,745	6
Other revenues	28,993	20,634	8,359	41
Total revenues	$337,675	$292,304	$45,371	16

Expenses
Personnel	$177,418	$145,538	$31,880	22%
Amortization and depreciation	60,041	57,561	2,480	4
Provision (benefit) for credit losses	949	2,850	(1,901)	(67)
Interest expense on corporate debt	16,451	18,232	(1,781)	(10)
Fair value adjustments to contingent consideration liabilities	—	(1,366)	1,366	(100)
Other operating expenses	36,879	31,984	4,895	15
Total expenses	$291,738	$254,799	$36,939	14
Income from operations	$45,937	$37,505	$8,432	22
Income tax expense	12,516	8,822	3,694	42
Net income before noncontrolling interests	$33,421	$28,683	$4,738	17
Less: net income (loss) from noncontrolling interests	(31)	(119)	88	(74)
Walker & Dunlop net income	$33,452	$28,802	$4,650	16

The increase in revenues was primarily driven by increases in loan origination and debt brokerage fees, net (“origination fees”), the fair value of expected net cash flows from servicing, net of guaranty obligation (“MSR income”), servicing fees, property sales broker fees, placement fees and other interest income, and other revenues, partially offset by a decrease in investment management fees. Origination fees and MSR income increased primarily due to the increase in our total debt financing volumes, partially offset by declines in their margins. Servicing fees increased primarily due to the increase in the average servicing portfolio. The increase in property sales broker fees was largely driven by an increase in property sales volume. The increase in placement fees and other interest income was driven by an increase in interest income from short-term loans to our affordable joint ventures, partially offset by a decrease in placement fees on escrow deposits. Other revenues increased primarily due to increases in income from equity-method investments, prepayment fees, and other miscellaneous revenues. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations and a reduction in carried interest revenues from our private credit investment management strategies.

The increase in expenses was primarily due to increases in personnel expense, amortization and depreciation, and other operating expenses and a decline in fair value adjustments to contingent consideration liabilities (“CCL FV adjustments”), partially offset by a decrease in provision for credit losses and interest expense on corporate debt. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees and property sales broker fees combined with an increase in salaries and benefits due to an increase in average headcount. The increase in amortization and depreciation was primarily driven by increases in the amortization of MSRs and write-offs due to prepayments. Other operating expenses increased primarily due to an increase in operating costs related to the assets underlying the loans repurchased from and indemnified with the GSEs. During the third quarter of 2024, we reduced the expected payout of an earnout for one of our debt brokerage acquisitions, resulting in a benefit for CCL FV adjustments, with no comparable activity in 2025. Provision for credit losses decreased primarily due to elevated credit losses in the third quarter of 2024. Interest expense on corporate debt decreased due to lower average interest rates during the third quarter of 2025 compared to the third quarter of 2024, partially offset by an increase in the balance outstanding from the refinancing of our debt in the first quarter of 2025.

Income tax expense increased $3.7 million, or 42% year over year, driven by a (i) 22% increase in income from operations, (ii) a decrease in excess tax benefits and (iii) one-time benefits of $1.1 million related to international taxes in the third quarter of 2024. During the third quarter of 2025, we had $0.1 million in excess tax benefits compared to $0.7 million in the third quarter of 2024. The decline resulted from a smaller change between the grant date and vesting date fair values of share-based compensation that vested during 2025 compared to 2024.

FINANCIAL RESULTS – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$238,535	$182,620	$55,915	31%
Fair value of expected net cash flows from servicing, net of guaranty obligation	129,621	97,673	31,948	33
Servicing fees	251,103	242,683	8,420	3
Property sales broker fees	55,031	39,408	15,623	40
Investment management fees	23,437	40,086	(16,649)	(42)
Net warehouse interest income (expense)	(4,581)	(4,847)	266	(5)
Placement fees and other interest income	115,499	123,999	(8,500)	(7)
Other revenues	85,637	69,417	16,220	23
Total revenues	$894,282	$791,039	$103,243	13

Expenses
Personnel	$460,696	$390,068	$70,628	18%
Amortization and depreciation	176,598	169,495	7,103	4
Provision (benefit) for credit losses	6,481	6,310	171	3
Interest expense on corporate debt	48,732	53,765	(5,033)	(9)
Fair value adjustments to contingent consideration liabilities	—	(1,366)	1,366	(100)
Other operating expenses	104,220	93,386	10,834	12
Total expenses	$796,727	$711,658	$85,069	12
Income from operations	$97,555	$79,381	$18,174	23
Income tax expense	27,460	19,588	7,872	40
Net income before noncontrolling interests	$70,095	$59,793	$10,302	17
Less: net income (loss) from noncontrolling interests	(63)	(3,538)	3,475	(98)
Walker & Dunlop net income	$70,158	$63,331	$6,827	11

The increase in revenues was primarily driven by increases in origination fees, MSR income, servicing fees, property sales broker fees, and other revenues, partially offset by decreases in investment management fees and placement fees and other interest income. Origination fees and MSR income increased primarily due to the increase in our total debt financing volumes, partially offset by declines in the margins for both origination fees and MSR income. Servicing fees increased primarily due to the increase in the average servicing portfolio. The increase in property sales broker fees was driven by an increase in property sales volume. Other revenues increased primarily due to increases in investment banking revenues, appraisal revenues, LIHTC syndication fees, prepayment fees, and miscellaneous revenues, partially offset by decreases in income from equity-method investments and application fees. Investment management fees decreased largely as a result of a decline in asset management fees from our LIHTC operations. Placement fees and other interest income declined primarily due to lower average placement fee rates during 2025 compared to 2024, partially offset by an increase in interest income from short-term loans to affordable joint ventures.

The increase in expenses was primarily due to increases in personnel expense, amortization and depreciation and other operating expenses, partially offset by a decrease in interest expense on corporate debt. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees, property sales broker fees, and investment banking revenues, increased salaries and benefits due to an increase in average headcount, and increased severance expense. The increase in amortization and depreciation was primarily driven by increases in amortization of MSRs and write-offs due to prepayment. Other operating expenses increased primarily due to the write-off of unamortized debt issuance costs resulting from the partial paydown of one of our corporate debt instruments in 2025 with no comparable activity in 2024 and due to increases in operating expenses related to repurchased and indemnified loans, software costs, and other miscellaneous expenses. Interest expense on corporate debt decreased due to lower average interest rates during 2025 compared to 2024, partially offset by an increase in the balance outstanding from the aforementioned refinancing of our debt.

Income tax expense increased $7.9 million, or 40% year over year, driven by (i) a 23% increase in income from operations, (ii) a decrease in excess tax benefits, and (iii) one-time benefits of $1.1 million related to international taxes in the third quarter of 2024. During the nine months ended September 30, 2025, we had $1.4 million shortfalls in excess tax benefits compared to $1.7 million benefits for the nine months ended September 30, 2024. The shortfall resulted from the change between the grant date and vesting date fair values of share-based compensation that vested during the year. Partially offsetting the aforementioned increases was a reduction in losses from noncontrolling interests year over year. Losses from noncontrolling interest increase operating income upon which tax expense is calculated.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$33,452	$28,802	$70,158	$63,331
Income tax expense	12,516	8,822	27,460	19,588
Interest expense on corporate debt	16,451	18,232	48,732	53,765
Amortization and depreciation	60,041	57,561	176,598	169,495
Provision (benefit) for credit losses	949	2,850	6,481	6,310
Net write-offs	—	(468)	—	(468)
Stock-based compensation expense	7,332	6,532	19,838	19,624
MSR income	(48,657)	(43,426)	(129,621)	(97,673)
Write-off of unamortized issuance costs from corporate debt paydown	—	—	4,215	—
Adjusted EBITDA	$82,084	$78,905	$223,861	$233,972

The following tables present period-to-period comparisons of the components of adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$97,845	$73,546	$24,299	33%
Servicing fees	85,189	82,222	2,967	4
Property sales broker fees	26,546	19,322	7,224	37
Investment management fees	6,178	11,744	(5,566)	(47)
Net warehouse interest income (expense)	(2,035)	(2,147)	112	(5)
Placement fees and other interest income	46,302	43,557	2,745	6
Other revenues	29,024	20,753	8,271	40
Personnel	(170,086)	(139,006)	(31,080)	22
Net write-offs	—	(468)	468	(100)
Other operating expenses	(36,879)	(30,618)	(6,261)	20
Adjusted EBITDA	$82,084	$78,905	$3,179	4

Origination fees increased largely due to the increase in debt financing volume. Servicing fees increased largely due to growth in the average servicing portfolio. Property sales broker fees increased as a result of the growth in property sales volume. Investment management fees decreased primarily due to declines in asset management fees from our LIHTC operations and a reduction in carried interest revenues from our private credit investment management business. Placement fees and other interest income increased primarily due to interest income from short-term loans to affordable joint ventures, partially offset by a decrease in placement fees on escrow deposits. Other revenues increased primarily due to an increase in income from equity-method investments and application fees, prepayment fees, and other miscellaneous revenues. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increases in origination fees combined with an increase in salaries and benefits due to an increase in average headcount. Other operating expenses increased primarily due to an increase in operating costs related to loans repurchased from and indemnified with the GSEs.

ADJUSTED EBITDA – NINE MONTHS

CONSOLIDATED

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$238,535	$182,620	$55,915	31%
Servicing fees	251,103	242,683	8,420	3
Property sales broker fees	55,031	39,408	15,623	40
Investment management fees	23,437	40,086	(16,649)	(42)
Net warehouse interest income (expense)	(4,581)	(4,847)	266	(5)
Placement fees and other interest income	115,499	123,999	(8,500)	(7)
Other revenues	85,700	72,955	12,745	17
Personnel	(440,858)	(370,444)	(70,414)	19
Net write-offs	—	(468)	468	(100)
Other operating expenses	(100,005)	(92,020)	(7,985)	9
Adjusted EBITDA	$223,861	$233,972	$(10,111)	(4)

Origination fees increased largely due to the increase in debt financing volume, partially offset by a decline in the margin. Servicing fees increased largely due to growth in the average servicing portfolio. Property sales broker fees increased as a result of the growth in property sales volume. Investment management fees decreased primarily due to a decline in asset management fees from our LIHTC operations. Placement fees and other interest income decreased primarily due to lower average placement fee rates, partially offset by an increase in interest income from short-term loans to affordable joint ventures. Other revenues increased primarily due to increases in investment banking revenues, appraisal revenues, LIHTC syndication fees, prepayment fees, and miscellaneous revenues, partially offset by decreases in income from equity-method investments and application fees. Personnel expense increased primarily due to (i) an increase in commission costs mainly due to the aforementioned increases in origination fees, property sales broker fees, and investment banking revenues, (ii) increased salaries and benefits due to increased average headcount, and (iii) increased severance expense. Other operating expenses increased primarily due to increased operating expenses related to repurchased and indemnified loans, software costs, and other miscellaneous expenses.

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

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2025 and 2024.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Net cash provided by (used in) operating activities	$(1,467,679)	$(401,458)	$(1,066,221)	266%
Net cash provided by (used in) investing activities	(64,835)	(37,143)	(27,692)	75
Net cash provided by (used in) financing activities	1,542,482	313,838	1,228,644	391
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	337,866	266,640	71,226	27

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(1,593,663)	$(441,774)	$(1,151,889)	261%
Net cash provided by (used in) operating activities, excluding loan origination activity	125,984	40,316	85,668	212

Cash flows from (used in) investing activities
Capital invested in equity-method investments	$(17,919)	$(14,503)	$(3,416)	24%
Principal collected on loans held for investment	—	17,659	(17,659)	(100)
Purchases of pledged AFS securities, net of proceeds from prepayments	(20,289)	(13,747)	(6,542)	48

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,580,848	$452,497	$1,128,351	249%
Repayments of interim warehouse notes payable	—	(13,884)	13,884	(100)
Borrowings of note payable	398,875	—	398,875	N/A
Repayments of notes payable	(330,731)	(6,013)	(324,718)	5,400
Payment of contingent consideration	(10,954)	(34,317)	23,363	(68)
Debt issuance costs	(15,661)	—	(15,661)	N/A

Operating Activities

Net cash provided by (used in) operating activities changed primarily due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The increase in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $1.6 billion in 2025 compared to $441.8 million in 2024.
(ii)	Other activities. Cash flows provided by other operating activities were $126.0 million in 2025, up from $40.3 million in 2024. The increase was primarily due to a $10.3 million increase in net income before noncontrolling interests, a $7.1 million increase in the adjustment for amortization and depreciation, a $108.1 million increase in adjustment for other operating activities such as receivables, other assets, and other liabilities, partially offset by a $31.9 million increase in the adjustment for MSR income and a $7.6 million change in the adjustment for the change in the fair value of premiums and origination fees.

Investing Activities

Net cash provided by (used in) investing activities changed primarily due to:

(i)	Purchases of equity-method investments. The increase was primarily due to increased capital calls on our co-investments in debt funds managed by our investment management services.

(ii)	Principal collected of loans held for investment. The decrease in cash received was due to our collection of the last of the outstanding balances under our interim loan program in 2024, leaving no loans from which to collect principal in 2025.
(iii)	Purchases of pledged AFS securities, net of proceeds from prepayment. The increase in cash used was primarily driven by a $11.1 million increase in purchases of pledged AFS securities, partially offset by a $4.5 million increase in proceeds from prepayment of AFS securities. The increase in purchases was due to a shift in pledged collateral from money market funds to AFS securities due to the decline in interest rates for money market funds compared to interest paid on AFS securities.

Financing Activities

Net cash provided by (used in) financing activities changed primarily due to:

(i)  Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in cash used in loan origination activity.

(ii) Repayments of interim warehouse notes payable. The change in repayments of interim warehouse notes payable was related to the aforementioned decrease in principal collected on loans held for investment as we use borrowings to fund interim loan program loans held for investment. Due to no loans held for investment under our interim loan program outstanding in 2025, we also had no outstanding borrowings to repay.

(iii)Borrowings of note payable. The increase was attributable to the issuance of our Senior Notes in 2025 to pay down our Term Loan, with no comparable activity in 2024.
(iv)	Payment of contingent consideration. The decrease was due to lower achievement of performance-based earnouts related to historical acquisitions in 2025 compared to 2024.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)	Repayments of notes payable. The increase was largely due to using $328.5 million of the $400.0 million proceeds from the issuance of our Senior Notes to pay down our Term Loan in 2025, with no comparable activity in 2024.

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

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

(in thousands)	For the three months ended
Transaction Volume	September 30,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$2,141,092	$2,001,356	$139,736	7%
Freddie Mac	3,664,380	1,545,939	2,118,441	137
Ginnie Mae ̶ HUD	325,169	272,054	53,115	20
Brokered(1)	4,512,729	4,028,208	484,521	12
Total Debt Financing Volume	$10,643,370	$7,847,557	$2,795,813	36%
Property sales volume	4,672,875	3,602,675	1,070,200	30
Total Transaction Volume	$15,316,245	$11,450,232	$3,866,013	34%

Key Performance Metrics (dollars in thousands, except per share data)
Net income (loss)	$27,930	$21,830	6,100	28
Adjusted EBITDA(2)	(764)	(4,601)	3,837	(83)
Diluted EPS	0.81	0.64	0.17	27
Operating margin	21%	20%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.90%	0.93%
MSR income, as a percentage of Agency debt financing volume	0.79	1.14

	For the nine months ended
Transaction Volume (in thousands)	September 30,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$6,767,194	$4,415,528	$2,351,666	53%
Freddie Mac	6,225,224	3,674,055	2,551,169	69
Ginnie Mae ̶ HUD	761,776	472,092	289,684	61
Brokered(1)	13,400,743	11,200,133	2,200,610	20
Total Debt Financing Volume	$27,154,937	$19,761,808	$7,393,129	37%
Property sales volume	8,825,750	6,300,609	2,525,141	40
Total Transaction Volume	$35,980,687	$26,062,417	$9,918,270	38%

Key Performance Metrics (dollars in thousands, except per share data)
Net income (loss)	$63,432	$26,167	37,265	142%
Adjusted EBITDA(2)	(12,768)	(32,431)	19,663	(61)
Diluted EPS	1.85	0.77	1.08	140
Operating margin	19%	10%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.87%	0.91%
MSR income, as a percentage of Agency debt financing volume	0.94	1.14
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
(in thousands)	September 30,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$96,147	$72,723	$23,424	32%
MSR income	48,657	43,426	5,231	12
Property sales broker fees	26,546	19,322	7,224	37
Net warehouse interest income (expense), loans held for sale	(2,035)	(2,798)	763	(27)
Other revenues	11,439	11,039	400	4
Total revenues	$180,754	$143,712	$37,042	26

Expenses
Personnel	$131,113	$104,987	$26,126	25%
Amortization and depreciation	1,146	1,137	9	1
Interest expense on corporate debt	4,535	4,888	(353)	(7)
Fair value adjustments to contingent consideration liabilities	—	(1,366)	1,366	(100)
Other operating expenses	5,647	5,137	510	10
Total expenses	$142,441	$114,783	$27,658	24
Income (loss) from operations	$38,313	$28,929	$9,384	32
Income tax expense (benefit)	10,383	7,073	3,310	47
Net income (loss) before noncontrolling interests	$27,930	$21,856	$6,074	28
Less: net income (loss) from noncontrolling interests	—	26	(26)	(100)
Net income (loss)	$27,930	$21,830	$6,100	28

FINANCIAL RESULTS – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
(in thousands)	September 30,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$235,208	$180,264	$54,944	30%
MSR income	129,621	97,673	31,948	33
Property sales broker fees	55,031	39,408	15,623	40
Net warehouse interest income (expense), loans held for sale	(4,581)	(6,322)	1,741	(28)
Other revenues	40,836	32,756	8,080	25
Total revenues	$456,115	$343,779	$112,336	33

Expenses
Personnel	$334,020	$276,655	$57,365	21%
Amortization and depreciation	3,433	3,412	21	1
Interest expense on corporate debt	13,190	15,038	(1,848)	(12)
Fair value adjustments to contingent consideration liabilities	—	(1,366)	1,366	(100)
Other operating expenses	17,191	14,831	2,360	16
Total expenses	$367,834	$308,570	$59,264	19
Income (loss) from operations	$88,281	$35,209	$53,072	151
Income tax expense (benefit)	24,849	8,689	16,160	186
Net income (loss) before noncontrolling interests	$63,432	$26,520	$36,912	139
Less: net income (loss) from noncontrolling interests	—	353	(353)	(100)
Net income (loss)	$63,432	$26,167	$37,265	142

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Debt Financing Volume by Product Type	2025	2024	2025	2024
Fannie Mae	21%	26%	25%	22%
Freddie Mac	34	20	23	19
Ginnie Mae ̶ HUD	3	3	3	2
Brokered	42	51	49	57

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2025	2024	2025	2024
Origination Fee Rate (1)	90	93	87	91
Basis Point Change	(3)		(4)
Percentage Change	(3)%		(4)%
Agency MSR Rate (2)	79	114	94	114
Basis Point Change	(35)		(20)
Percentage Change	(31)%		(18)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of Agency debt financing volume.

For both the three and nine months ended September 30, 2025, the increases in origination fees were largely the result of the 36% and 37% increases, respectively, in total debt financing volume, partially offset by declines in our origination fee rate for both the three and nine months ended September 30, 2025. Although there was a favorable change in the mix of debt financing volume, the competitive environment in the multifamily debt financing market throughout the first nine months of 2025 resulted in a reduction in the origination fee rate for Agency originations and the overall origination fee rate. For the nine months ended September 30, 2025 only, we originated a large Fannie Mae portfolio during the second quarter of 2025, with no comparable activity in 2024, contributing to the decline in origination fee rates. Large portfolios typically have lower origination fee rates than non-portfolio transactions.

The increases in our MSR income were similarly driven by the increases in Agency debt financing volumes for both the three and nine months ended September 30, 2025, partially offset by 14% and 21% decreases in the weighted-average servicing fee (“WASF”) on Fannie Mae debt financing volume for the three and nine months ended September 30, 2025, respectively. The decreases in the WASF were driven by the aforementioned competitive environment. Additionally, the loan term has decreased as more of our borrowers are opting for shorter loan terms in light of the volatility and uncertainty surrounding long-term interest rates, reducing the Agency MSR Rate. We expect this trend to continue for the foreseeable future. For the three months ended September 30, 2025 only, the decrease in the Agency MSR rate was also due to a reduction in Fannie Mae debt financing volume as a percentage of overall volume. Fannie Mae debt financing transactions lead to the highest MSR income of all our products. For the nine months ended September 30, 2025 only, the aforementioned large Fannie Mae portfolio originated during the second quarter of 2025 also impacted the Agency MSR rate as large portfolios typically have lower servicing fees than non-portfolio transactions.

Property sales broker fees. The increases were the result of the 30% and 40% increase in property sales volumes for the three and nine months ended September 30, 2025, respectively, combined with an increase in the property sales broker fee rate during the three months ended September 30, 2025. The property sales broker fee rate was flat for the nine months ended September 30, 2025.

Other revenues. For the nine months ended September 30, 2025, the increase was principally due to a $5.9 million increase in investment banking revenues and a $3.2 million increase in appraisal revenues due primarily to increased market activity, partially offset by a $1.5 million decrease in application fees. Investment banking revenues increased primarily due to several M&A transactions that closed during the first quarter of 2025 compared to fewer transactions in the first quarter of 2024.

Expenses

Personnel. For the three months ended September 30, 2025, the increase was primarily due to a $21.8 million increase in commission costs resulting from increased origination and property sales broker fees and a $4.4 million increase in salaries and benefits and subjective bonus largely related to a 6% increase in average segment headcount.

For the nine months ended September 30, 2025, the increase was primarily due to (i) a $47.7 million increase in commission costs resulting from increased origination fees, property sales broker fees, and investment banking revenues, (ii) a $5.6 million increase in salaries and benefits largely related to a 4% increase in average segment headcount, and (iii) a $2.8 million increase in severance expense largely as a result of the separation of several underperforming producers.

Fair value adjustments to contingent consideration liabilities. During the third quarter of 2024, we reduced the expected payout of an earnout associated with one of our previous brokerage acquisitions, resulting in a benefit for CCL FV adjustments, with no comparable activity in 2025.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the decrease in interest expense on corporate debt.

Other operating expenses. For the nine months ended September 30, 2025, the increase was due to small increases in various expense categories, such as marketing, professional fees, travel and entertainment, and miscellaneous expenses.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$27,930	$21,830	$63,432	$26,167
Income tax expense (benefit)	10,383	7,073	24,849	8,689
Interest expense on corporate debt	4,535	4,888	13,190	15,038
Amortization and depreciation	1,146	1,137	3,433	3,412
MSR income	(48,657)	(43,426)	(129,621)	(97,673)
Stock-based compensation expense	3,899	3,897	10,685	11,936
Write-off of unamortized issuance costs from corporate debt paydown	—	—	1,264	—
Adjusted EBITDA	$(764)	$(4,601)	$(12,768)	$(32,431)

The following tables present period-to-period comparisons of the components of CM adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$96,147	$72,723	$23,424	32%
Property sales broker fees	26,546	19,322	7,224	37
Net warehouse interest income (expense), loans held for sale	(2,035)	(2,798)	763	(27)
Other revenues	11,439	11,013	426	4
Personnel	(127,214)	(101,090)	(26,124)	26
Other operating expenses	(5,647)	(3,771)	(1,876)	50
Adjusted EBITDA	$(764)	$(4,601)	$3,837	(83)

ADJUSTED EBITDA – NINE MONTHS

CAPITAL MARKETS

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$235,208	$180,264	$54,944	30%
Property sales broker fees	55,031	39,408	15,623	40
Net warehouse interest income (expense), loans held for sale	(4,581)	(6,322)	1,741	(28)
Other revenues	40,836	32,403	8,433	26
Personnel	(323,335)	(264,719)	(58,616)	22
Other operating expenses	(15,927)	(13,465)	(2,462)	18
Adjusted EBITDA	$(12,768)	$(32,431)	$19,663	(61)

Three and nine months ended September 30, 2025 compared to three and nine months ended September 30, 2024

Origination fees increased due principally to increases in debt financing volumes, partially offset by decreases in our origination fee rate. Property sales broker fees increased largely due to the increases in property sales volumes. For the nine months ended September 30, 2025, other revenues increased primarily due to increases in investment banking revenues and appraisal revenues, partially offset by a decrease in application fees. Personnel expense increased primarily due to increased commission costs, salaries and benefits, and severance expense. For the nine months ended September 30, 2025, the increase in other operating expenses was due to small increases in various expense categories, such as marketing, professional fees, travel and entertainment, and miscellaneous expenses.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of September 30,		Dollar	Percentage
Managed Portfolio (in thousands)	2025	2024	Change	Change
Components of Servicing Portfolio
Fannie Mae	$71,006,342	$66,068,212	$4,938,130	7%
Freddie Mac	40,473,401	40,090,158	383,243	1
Ginnie Mae–HUD	11,298,108	10,727,323	570,785	5
Brokered(1)	16,553,827	17,156,810	(602,983)	(4)
Principal Lending and Investing(2)	—	38,043	(38,043)	(100)
Total Servicing Portfolio	$139,331,678	$134,080,546	$5,251,132	4%
Assets under management	18,521,907	18,210,452	311,455	2
Total Managed Portfolio	$157,853,585	$152,290,998	$5,562,587	4%

	For the three months ended
(dollars in thousands, except per share data)	September 30,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(3)	$21,853	$12,155	$9,698	80%
Principal Lending and Investing debt financing volume(4)	199,250	165,875	33,375	20
Net income	36,963	37,482	(519)	(1)
Adjusted EBITDA(5)	119,423	117,455	1,968	2
Diluted EPS	1.09	1.11	(0.02)	(2)
Operating margin	34%	33%

	For the nine months ended
(dollars in thousands, except per share data)	September 30,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(3)	$288,096	$232,170	$55,926	24%
Principal Lending and Investing debt financing volume(4)	522,550	396,650	125,900	32
Net income	93,630	121,197	(27,567)	(23)
Adjusted EBITDA(5)	339,256	361,614	(22,358)	(6)
Diluted EPS	2.74	3.58	(0.84)	(23)
Operating margin	31%	36%

	As of September 30,
Key Servicing Portfolio Metrics	2025	2024
Custodial escrow deposit balance (in billions)	$2.8	$3.1
Weighted-average servicing fee rate (basis points)	24.0	24.1
Weighted-average remaining servicing portfolio term (years)	7.4	7.7

	As of September 30,
(in thousands)	2025		2024
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,797,955	15,795,365	$6,838,113	$15,772,089
Equity funds	960,956	960,956	975,964	975,964
Debt funds(6)	903,009	1,765,586	782,436	1,462,399
Total	$8,661,920	$18,521,907	$8,596,513	$18,210,452
(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.

(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”
(6)	As of September 30, 2025, included $44.7 million of equity under management and $76.2 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of September 30, 2024, included $105.4 million of equity under management and $424.8 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$1,698	$823	$875	106%
Servicing fees	85,189	82,222	2,967	4
Investment management fees	6,178	11,744	(5,566)	(47)
Net warehouse interest income, loans held for investment	—	651	(651)	(100)
Placement fees and other interest income	42,123	40,299	1,824	5
Other revenues	15,440	9,145	6,295	69
Total revenues	$150,628	$144,884	$5,744	4

Expenses
Personnel	$23,304	$20,951	$2,353	11%
Amortization and depreciation	56,991	54,668	2,323	4
Provision (benefit) for credit losses	949	2,850	(1,901)	(67)
Interest expense on corporate debt	10,404	11,711	(1,307)	(11)
Other operating expenses	8,470	6,611	1,859	28
Total expenses	$100,118	$96,791	$3,327	3
Income (loss) from operations	$50,510	$48,093	$2,417	5
Income tax expense (benefit)	13,578	10,756	2,822	26
Net income (loss) before noncontrolling interests	$36,932	$37,337	$(405)	(1)
Less: net income (loss) from noncontrolling interests	(31)	(145)	114	(79)
Net income (loss)	$36,963	$37,482	$(519)	(1)

FINANCIAL RESULTS – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$3,327	$2,356	$971	41%
Servicing fees	251,103	242,683	8,420	3
Investment management fees	23,437	40,086	(16,649)	(42)
Net warehouse interest income, loans held for investment	—	1,475	(1,475)	(100)
Placement fees and other interest income	104,396	113,072	(8,676)	(8)
Other revenues	41,003	34,679	6,324	18
Total revenues	$423,266	$434,351	$(11,085)	(3)

Expenses
Personnel	$65,593	$59,083	$6,510	11%
Amortization and depreciation	167,371	160,912	6,459	4
Provision (benefit) for credit losses	6,481	6,310	171	3
Interest expense on corporate debt	31,145	33,848	(2,703)	(8)
Other operating expenses	22,452	18,462	3,990	22
Total expenses	$293,042	$278,615	$14,427	5
Income (loss) from operations	$130,224	$155,736	$(25,512)	(16)
Income tax expense (benefit)	36,657	38,430	(1,773)	(5)
Net income (loss) before noncontrolling interests	$93,567	$117,306	$(23,739)	(20)
Less: net income (loss) from noncontrolling interests	(63)	(3,891)	3,828	(98)
Net income (loss)	$93,630	$121,197	$(27,567)	(23)

Revenues

Servicing fees. As seen below, for the three and nine months ended September 30, 2025, the increases were primarily attributable to increases in the average servicing portfolio period over period combined with a slight increase in the average servicing fee rate for the nine months ended September 30, 2025, only. The increases in the average servicing portfolio were driven primarily by the $4.9 billion increase in Fannie Mae loans serviced, resulting in an increase in Fannie Mae loans as a percentage of the overall servicing portfolio. Servicing fee rates for Fannie Mae loans are higher than other products in the servicing portfolio, offsetting the aforementioned decrease in weighted-average servicing fees from new originations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (in thousands)	2025	2024	2025	2024
Average Servicing Portfolio	$137,901,148	$133,563,794	$136,596,407	$132,381,836
Dollar Change	$4,337,354		$4,214,571
Percentage Change	3%		3%
Average Servicing Fee (basis points)	24.1	24.1	24.2	24.1
Basis Point Change	0.0		0.1
Percentage Change	0%		0%

Investment management fees. For the three and nine months ended September 30, 2025, investment management fees declined primarily as a result of $3.5 million and $15.4 million declines, respectively, in investment management fees from our LIHTC operations, primarily due to lower expected asset dispositions in 2025 than in 2024 within the LIHTC funds. The decline in expected asset dispositions was driven by the sustained challenging market dynamics in the LIHTC space. For the three months ended September 30, 2025, only, the decrease was also attributed to a $2.1 million reduction in carried interest revenues from our private credit investment strategies due to one-time activity during 2025.

Placement fees and other interest income. For the three months ended September 30, 2025, the increase was primarily driven by a $5.1 million increase in interest income from short-term loans to our affordable joint ventures, partially offset by a $3.2 million decrease in our placement fees on escrow deposits. The primary driver in the decrease in placement fees was a decline in the placement fee rates on escrow deposits as a result of a lower short-term interest rate environment in 2025 compared to 2024, partially offset by an increase in the average escrow balance period over period.

For the nine months ended September 30, 2025, the decrease was primarily driven by a decrease in placement fees on escrow deposits of $14.8 million, partially offset by a $6.2 million increase in interest income from short-term loans to our affordable joint ventures. The primary driver in the decrease in placement fees was a decline in the placement fee rates on escrow deposits as a result of lower short-term interest rate environment in 2025 compared to 2024, partially offset by an increase in the average escrow balance period over period.

Other revenues. For the three months ended September 30, 2025, the increase was primarily due to a $3.1 million increase in syndication and other fees, a $1.9 million increase in prepayment fees and a $1.3 million increase in income from equity-method investments. The increase in syndication fees and other fees was primarily driven by the 80% increase in equity syndication volume during the three months ended September 30, 2025. Prepayment fees increased due to an increase in prepayment activity due to the interest rate environment during the quarter. Income from equity method investments increased due to improved performance from our equity method investments.

For the nine months ended September 30, 2025, the increase was driven by a $6.6 million increase in syndication and other fees driven by the 24% increase in equity syndication volume during the nine months ended September 30, 2025, primarily due to a large fund syndicated in the second quarter of 2025.

Expenses

Personnel. For the three months ended September 30, 2025, the increase was primarily attributable to a $1.5 million increase in severance costs combined with smaller increases in various types of costs such as salaries and benefits, commissions, and bonus accruals.

For the nine months ended September 30, 2025, the increase was largely due to (i) a $3.3 million increase in salaries and benefits and bonus accruals resulting primarily from a 4% increase in average segment headcount, (ii) a $1.9 million increase in severance costs, and (iii) a $1.5 million increase in production bonuses due to the increased syndication volume.

Amortization and depreciation. For both the three and nine months ended September 30, 2025, the increase was primarily driven by increases in amortization of MSRs and write-offs due to prepayment.

Provision (benefit) for credit losses. For the three months ended September 30, 2025, the decrease was primarily driven by a reduction in collateral-based reserves for indemnified and defaulted loans year over year.

Other operating expenses. For the three months ended September 30, 2025, the increase was due primarily attributable to a $1.7 million increase in the operating costs related to indemnified and repurchased loans.

For the nine months ended September 30, 2025, the increase was largely the result of increases of $2.9 million in the operating costs related to indemnified and repurchased loans and $3.0 million in miscellaneous expenses for our LIHTC operations, partially offset by a $1.8 million decrease in other professional fees.

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

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$36,963	$37,482	$93,630	$121,197
Income tax expense (benefit)	13,578	10,756	36,657	38,430
Interest expense on corporate debt	10,404	11,711	31,145	33,848
Amortization and depreciation	56,991	54,668	167,371	160,912
Provision (benefit) for credit losses	949	2,850	6,481	6,310
Net write-offs	—	(468)	—	(468)
Stock-based compensation expense	538	456	1,443	1,385
Write-off of unamortized issuance costs from corporate debt paydown	—	—	2,529	—
Adjusted EBITDA	$119,423	$117,455	$339,256	$361,614

The following tables present period-to-period comparisons of the components of SAM adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$1,698	$823	$875	106%
Servicing fees	85,189	82,222	2,967	4
Investment management fees	6,178	11,744	(5,566)	(47)
Net warehouse interest income (expense), loans held for investment	—	651	(651)	(100)
Placement fees and other interest income	42,123	40,299	1,824	5
Other revenues	15,471	9,290	6,181	67
Personnel	(22,766)	(20,495)	(2,271)	11
Net write-offs	—	(468)	468	(100)
Other operating expenses	(8,470)	(6,611)	(1,859)	28
Adjusted EBITDA	$119,423	$117,455	$1,968	2

ADJUSTED EBITDA – NINE MONTHS

SERVICING & ASSET MANAGEMENT

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$3,327	$2,356	$971	41%
Servicing fees	251,103	242,683	8,420	3
Investment management fees	23,437	40,086	(16,649)	(42)
Net warehouse interest income (expense), loans held for investment	—	1,475	(1,475)	(100)
Placement fees and other interest income	104,396	113,072	(8,676)	(8)
Other revenues	41,066	38,570	2,496	6
Personnel	(64,150)	(57,698)	(6,452)	11
Net write-offs	—	(468)	468	(100)
Other operating expenses	(19,923)	(18,462)	(1,461)	8
Adjusted EBITDA	$339,256	$361,614	$(22,358)	(6)

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Servicing fees increased primarily due to growth in the average servicing portfolio period over period. Investment management fees declined principally due to a decrease in investment management fees from our LIHTC operations and a reduction in carried interest revenues from our private credit investment management strategies. Placement fees and other interest income increased mainly due to an increase in interest income from short-term loans to our affordable joint ventures, partially offset by a decrease in placement fees on escrow deposits. Other revenues increased due to an increase in syndication and other fees, prepayment fees, and income from equity method investments. Personnel expense increased principally as a result of an increase in severance costs.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Servicing fees increased primarily due to growth in the average servicing portfolio period over period. Investment management fees declined principally due to a decrease in investment management fees from our LIHTC operations. Placement fees and other interest income decreased mainly due to a decrease in placement fees on escrow deposits, partially offset by an increase in interest income from short-term loans to our affordable joint ventures. Other revenues increased primarily due to an increase in syndication and other fees. Personnel expense increased principally as a result of increases in salaries and benefits expense, severance costs, and production bonuses.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$4,179	$3,258	$921	28%
Other revenues	2,114	450	1,664	370
Total revenues	$6,293	$3,708	$2,585	70

Expenses
Personnel	$23,001	$19,600	$3,401	17%
Amortization and depreciation	1,904	1,756	148	8
Interest expense on corporate debt	1,512	1,633	(121)	(7)
Other operating expenses	22,762	20,236	2,526	12
Total expenses	$49,179	$43,225	$5,954	14
Income (loss) from operations	$(42,886)	$(39,517)	$(3,369)	9
Income tax expense (benefit)	(11,445)	(9,007)	(2,438)	27
Net income (loss)	$(31,441)	$(30,510)	$(931)	3

Diluted EPS	(0.92)	(0.90)	(0.02)	2
Adjusted EBITDA(1)	$(36,575)	$(33,949)	$(2,626)	8%

FINANCIAL RESULTS – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$11,103	$10,927	$176	2%
Other revenues	3,798	1,982	1,816	92
Total revenues	$14,901	$12,909	$1,992	15

Expenses
Personnel	$61,083	$54,330	$6,753	12%
Amortization and depreciation	5,794	5,171	623	12
Interest expense on corporate debt	4,397	4,879	(482)	(10)
Other operating expenses	64,577	60,093	4,484	7
Total expenses	$135,851	$124,473	$11,378	9
Income (loss) from operations	$(120,950)	$(111,564)	$(9,386)	8
Income tax expense (benefit)	(34,046)	(27,531)	(6,515)	24
Net income (loss)	$(86,904)	$(84,033)	$(2,871)	3

Diluted EPS	(2.54)	(2.48)	(0.06)	2
Adjusted EBITDA	$(102,627)	$(95,211)	$(7,416)	8%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

Revenues

Other revenues. For the three months ended September 30, 2025, the increase was primarily due to a $1.5 million increase in income from equity method investments due to their improved performance.

For the nine months ended September 30, 2025, the increase was due to (i) a $1.1 million increase in interest income on invested capital outstanding during the first half of the year, with no comparable activity in the prior year, and (ii) a $0.6 million increase in income from equity method investments.

Expenses

Personnel. For the three months ended September 30, 2025, the increase was primarily due to a $2.3 million increase in salaries and benefits due to an 11% increase in average segment headcount in support of the overall growth in transaction activity and business volumes.

For the nine months ended September 30, 2025, the increase was driven by a $7.5 million increase in salaries and benefits due to a 10% increase in average segment headcount, partially offset by a $1.3 million decrease in subjective bonus accrual.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Other operating expense. For the three months ended September 30, 2025, the increase was due to a $1.0 million increase in software expense in support of the Company’s growth in 2025, a $0.8 million increase in marketing due to a change in the timing of company events, and a $0.6 million increase in professional fees mostly due to increased compliance costs.

For the nine months ended September 30, 2025, the increase was driven by a $2.7 million increase in professional fees largely as a result of increased compliance costs and a $1.6 million increase in software expense to support the Company’s growth in 2025.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$(31,441)	$(30,510)	$(86,904)	$(84,033)
Income tax expense (benefit)	(11,445)	(9,007)	(34,046)	(27,531)
Interest expense on corporate debt	1,512	1,633	4,397	4,879
Amortization and depreciation	1,904	1,756	5,794	5,171
Stock-based compensation expense	2,895	2,179	7,710	6,303
Write-off of unamortized issuance costs from corporate debt paydown	—	—	422	—
Adjusted EBITDA	$(36,575)	$(33,949)	$(102,627)	$(95,211)

The following tables present period-to-period comparisons of the components of Corporate adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	$4,179	$3,258	$921	28%
Other revenues	2,114	450	1,664	370
Personnel	(20,106)	(17,421)	(2,685)	15
Other operating expenses	(22,762)	(20,236)	(2,526)	12
Adjusted EBITDA	$(36,575)	$(33,949)	$(2,626)	8

ADJUSTED EBITDA – NINE MONTHS

CORPORATE

	For the nine months ended
	September 30,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	$11,103	$10,927	$176	2%
Other revenues	3,798	1,982	1,816	92
Personnel	(53,373)	(48,027)	(5,346)	11
Other operating expenses	(64,155)	(60,093)	(4,062)	7
Adjusted EBITDA	$(102,627)	$(95,211)	$(7,416)	8

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Other revenues increased primarily due to an increase in income from equity method investments. The increase in personnel expense was primarily due to higher salaries and benefit costs. Other operating expenses increased due to increased software expense, marketing costs, and professional fees.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Other revenues increased primarily due to an increase in income from invested capital that was outstanding during the year.  The increase in personnel expense was primarily due to higher salaries and benefit costs, partially offset by a decrease in subjective bonuses tied to company performance. Other operating expenses increased due to professional fees and software expense.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of

September 30, 2025. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2025, the net worth requirement was $337.9 million, and our net worth was $1.1 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2025, we were required to maintain at least $67.2 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2025, we had operational liquidity of $273.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

The aggregate fair value of our contingent consideration liabilities as of September 30, 2025 was $19.3 million. This fair value represents management’s best estimate of the discounted cash payments that will be made in the future related to contingent consideration arrangements. The maximum remaining undiscounted earnout payments as of September 30, 2025 was $245.5 million, with the vast majority of the undiscounted payments related to the acquisition of Geophy B.V. in 2022, and is not expected to be achieved and thus paid.

We paid a cash dividend of $0.67 per share during the third quarter of 2025, which is 3% higher than the quarterly dividend paid in the third quarter of 2024. On November 5, 2025, the Company’s Board of Directors declared a dividend of $0.67 per share for the fourth quarter of 2025. The dividend will be paid on December 5, 2025 to all holders of record of our restricted and unrestricted common stock as of November 21, 2025.

In February 2025, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 21, 2025 (the “2025 Stock Repurchase Program”). During the nine months ended September 30, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program, and we had $75.0 million of remaining capacity under the 2025 Stock Repurchase Program as of September 30, 2025.

Historically, our cash flows from operating activities and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operating activities will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and when the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2025, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $203.2 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2025 collateral requirements as outlined above. As of September 30, 2025, reserve requirements for the September 30, 2025 DUS loan portfolio will require us to fund $74.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2025.

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

The warehouse facilities and notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2025.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
	2025	2024
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$63,382,256	$57,032,839
Fannie Mae Modified Risk	7,624,086	9,035,373
Freddie Mac Modified Risk	10,000	69,400
Total risk-sharing servicing portfolio	$71,016,342	$66,137,612

Non-risk-sharing servicing portfolio:
Freddie Mac No Risk	$40,463,401	$40,020,758
GNMA - HUD No Risk	11,298,108	10,727,323
Brokered	16,553,827	17,156,810
Total non-risk-sharing servicing portfolio	$68,315,336	$67,904,891
Total loans serviced for others	$139,331,678	$134,042,503

Loans held for investment (full risk)	$36,926	$38,043
Interim Program JV Managed Loans(1)	76,215	424,774

At-risk servicing portfolio(2)	$66,946,180	$61,237,535
Maximum exposure to at-risk portfolio(3)	13,704,585	12,454,158
Defaulted loans(4)	139,020	59,645

Defaulted loans as a percentage of the at-risk portfolio	0.21%	0.10%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.25	0.24
(1)	As of September 30, 2025 and 2024, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.
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

(3)	Represents the maximum loss we would incur under our risk-sharing obligations if all of the loans we service, for which we retain some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The maximum exposure is not representative of the actual loss we would incur.
(4)	Defaulted loans represent loans in our Fannie Mae at-risk portfolio or Freddie Mac SBLs pre-securitized portfolio that are probable of foreclosure or that have foreclosed and for which the Company has recorded a collateral-based reserve (i.e., loans where we have assessed a probable loss). Other loans that are delinquent but not foreclosed or that are not probable of foreclosure are not included here. Additionally, loans that have foreclosed or are probable of foreclosure but are not expected to result in a loss to the Company are not included here.

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

The allowance for risk-sharing obligations related to the Company’s $66.0 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac defaulted SBLs that is based on a collective evaluation as of September 30, 2025 was $24.8 million compared to $24.2 million as of December 31, 2024.

As of September 30, 2025, ten loans (seven Fannie Mae loans and three Freddie Mac SBLs) were in default with an aggregate UPB of $139.0 million compared to seven Fannie Mae loans with an aggregate UPB of $59.6 million that were in default as of September 30, 2024. The collateral-based reserve on defaulted loans was $9.4 million and $6.5 million as of September 30, 2025 and 2024, respectively. We had a provision for risk-sharing obligations of $0.9 million for the three months ended September 30, 2025 compared to a benefit for risk-sharing obligations of $0.2 million for the three months ended September 30, 2024. We had a provision for risk-sharing obligations of $6.0 million for the nine months ended September 30, 2025 compared to a benefit for risk-sharing obligations of $1.3 million for the nine months ended September 30, 2024.

We are obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 in the condensed consolidated financial statements has additional details regarding our repurchase obligations.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, our preliminary conclusion is that there are no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of September 30, 2025.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 409 basis points and 483 basis points as of September 30, 2025 and 2024, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of September 30,
Change in annual placement fee revenue due to:	2025	2024
100 basis point increase in EFFR	$28,196	$30,814
100 basis point decrease in EFFR	(28,196)	(30,814)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on Secured Overnight Financing Rate (“SOFR”). SOFR was 424 basis points and 496 basis points as of September 30, 2025 and 2024, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of September 30,
Change in annual net warehouse interest income due to:	2025	2024
100 basis point increase in SOFR	$(22,011)	$(10,382)
100 basis point decrease in SOFR	22,011	10,382

All of our corporate debt is effectively based on Adjusted Term SOFR. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of September 30, 2025 and 2024, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of September 30,
Change in annual income from operations due to:	2025	2024
100 basis point increase in SOFR	$(8,478)	$(7,805)
100 basis point decrease in SOFR	8,478	7,805

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $40.6 million as of September 30, 2025 compared to $43.1 million as of September 30, 2024. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $49.5 million as of September 30, 2025. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both September 30, 2025 and 2024, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2025, we purchased 13 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2025, the Company’s Board of Directors approved the 2025 Stock Repurchase Program. During the quarter ended September 30, 2025, we did not repurchase any shares under the 2025 Stock Repurchase Program. The Company had $75.0 million of authorized share repurchase capacity remaining as of September 30, 2025.

The following table provides information regarding common stock repurchases for the quarter ended September 30, 2025:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2025	1,442	$72.32	—	75,000,000
August 1-31, 2025	11,584	80.64	—	75,000,000
September 1-30, 2025	—	N/A	—	75,000,000
3rd Quarter	13,026	$79.72	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1	*	Performance Stock Unit Agreement under the 2024 Equity Incentive Plan.
10.2

Amendment No. 4 to Amended and Restated Side Letter, dated as of August 26, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025)

10.3	*	Indemnification Agreement, dated September 11, 2025, by and between Walker & Dunlop, Inc. and Ernest Freedman
10.4

Amendment No. 8 to Master Repurchase Agreement, dated as of September 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2025)

10.5

Second Amended and Restated Side Letter, dated as of September 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 17, 2025)

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

Walker & Dunlop, Inc.
Date: November 6, 2025	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 6, 2025	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer