Form 10-K
period 2025-12-31
Walker & Dunlop, Inc.
filed 2026-02-26
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1.7 billion as of the end of the Registrant’s second fiscal quarter (based on the closing price for the common stock on the New York Stock Exchange on June 30, 2025). The Registrant has no non-voting common equity.

As of January 31, 2026, there were 34,060,397 total shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of Walker & Dunlop, Inc. with respect to its 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, on or prior to May 18, 2026 are incorporated by reference into Part III of this report.

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

The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	our obligations to repurchase or indemnify the GSEs for loans we originate under their programs and any potential losses we may incur as a result;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan-funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, tariffs and global trade policies, and similar matters and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits; and
●	general volatility of the capital markets and the market price of our common stock.

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

Item 1. Business

General

We are a leading commercial real estate (i) services, (ii) finance, and (iii) technology company in the United States. Through investments in people, brand, and technology, we have built a diversified suite of commercial real estate services to meet the needs of our customers. Our services include (i) multifamily lending, property sales, appraisal, valuation, and research, (ii) commercial real estate debt brokerage and advisory services, (iii) investment management, and (iv) affordable housing lending, property sales, tax credit syndication, development, and investment. We leverage our technological resources and investments to (i) provide an enhanced experience for our customers, (ii) identify refinancing and other financial and investment opportunities for new and existing customers, and (iii) drive efficiencies in our internal processes. We believe our people, brand, and technology provide us with a competitive advantage, as evidenced by 72%, 72%, and 69% of refinancing volumes coming from new loans to us for the years ended December 31, 2025, 2024, and 2023, respectively.  Additionally, 19%, 20%, and 22% of total transaction volumes came from new customers for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Agency Lending

         Fannie Mae—We are one of 25 approved lenders that participate in Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) program for multifamily, manufactured housing communities, student housing, affordable housing, small balance loans, and certain seniors housing properties. Under the Fannie Mae DUS program, Fannie Mae has delegated to us responsibility for ensuring that the loans we originate under the program satisfy the underwriting and other eligibility requirements established by Fannie Mae. In exchange for this delegation of authority, we share risk for a portion of the losses that may result from a borrower's default. For loans originated pursuant to the Fannie Mae DUS program, we generally are required to share the risk of loss, with our maximum loss capped at 20% of the loan amount at origination, except for rare instances when we negotiate a cap that may be higher, including up to 100% of a loan’s unpaid principal balance or lower for loans with unique attributes. For more information regarding our risk-sharing agreements with Fannie Mae, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases” below. Most of the Fannie Mae loans that we originate are sold in the form of a single loan Fannie Mae-guaranteed security to third-party investors. Fannie Mae contracts us to service and asset-manage all loans that we originate under the Fannie Mae DUS program.

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

Correspondent Network—In addition to our originators, as of December 31, 2025, we had correspondent agreements with 23 independently owned loan originating companies across the country with which we have relationships for Agency loan originations. This network of correspondents helps us extend our geographic reach into new and/or smaller markets on a cost-effective basis; however, we do not source a material proportion of our total originations from correspondents. In addition to identifying potential borrowers and key principals (the individual or individuals directing the activities of the borrowing entity), our correspondents assist us in evaluating loans, including pre-screening the borrowers, key principals, and properties for program eligibility, coordinating due diligence, and generally providing market intelligence. In exchange for providing these services, the correspondent earns an origination fee based on a percentage of the principal amount of the financing arranged and in some cases a fee paid out over time based on the servicing revenues earned over the life of the loan. We regularly review our correspondent network to ensure they are meeting our requirements, including ethical standards.

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

We have been and may in the future be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 and NOTE 5 contain disclosures regarding our repurchase activity and the accounting for such repurchases. At times, we may agree to indemnify the relevant Agency pursuant to a forbearance and indemnification agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases” below for additional details.

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

Property Sales

Through our subsidiary Walker & Dunlop Investment Sales (“WDIS”), we offer nationwide property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency lending or debt brokerage services. Our geographical reach covers many major markets in the United States, and our service offerings include sales of land, student, senior housing, hospitality, and affordable properties. We have broadened the types of assets we sell, increased the number of property sales brokers, and expanded the geographical reach of this platform through hiring and acquisitions and intend to continue this expansion in support of our growth strategy.

Housing Market Research and Real Estate Investment Banking Services

Our subsidiary WDIB, LLC d/b/a Zelman & Associates (“Zelman”) is a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. Zelman generates revenues through the sale of its housing market research data and related publications to banks, investment banks and other financial institutions. Zelman is also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. As part of our growth strategy, we have increased the number of investment bankers to broaden our reach and expertise within the residential housing, building products, Affordable, multifamily and commercial real estate sectors. Prior to the fourth quarter of 2024, we owned a 75% controlling interest in Zelman. During the fourth quarter of 2024 we purchased the remaining 25% interest in Zelman.

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

As discussed above in Capital Markets – Agency Lending, we have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $400 million, which equates to a maximum loss per loan of $80 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $400 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $400 million, which reduces our potential risk-sharing losses from the levels described above, if we do not believe that we are being fully compensated for the risks of the transaction. The full risk-sharing limit has varied over time. Accordingly, loans originated in the past may have been subject to modified risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s unpaid principal balance (“UPB”) in lieu of the risk-sharing agreement described above.

Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees we would receive from Fannie Mae for loans with no risk-sharing obligations. We receive a lower servicing fee for modified risk-sharing than for full risk-sharing. For brokered loans that we also service, we collect ongoing servicing fees while those loans remain in our servicing portfolio. The scope of services we perform for brokered capital sources is typically limited to cashiering only; as a result, the servicing fees we typically earn on brokered loan transactions are lower than the servicing fees we earn on Agency loans.

Investment Management and Principal Lending and Investing

Investment Management—Through our investment management subsidiary, WDIP, we function as the operator of a private commercial real estate investment adviser focused on the management of senior debt, mezzanine debt, preferred equity, and joint venture equity investments in commercial real estate funds. WDIP’s current assets under management (“AUM”) of $2.7 billion primarily consist of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII, (the “Equity Funds”) and two credit funds, Debt Fund I, and Debt Fund II (the “Debt Funds” and, together with the Equity Funds, the “Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. WDIP receives management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, WDIP receives a percentage of the return above the fund return hurdle rate specified in the fund agreements.

In the fourth quarter 2023, WDIP launched a credit fund (“Debt Fund I”) focused on transitional lending with a large, institutional insurance company. Debt Fund I focuses on the same core product as the Interim Program JV, discussed more fully below. The Company underwrites, services, and asset manages all loans originated for the credit fund and has a 5% co-investment obligation. The majority of the capital raised through Debt Fund I was deployed throughout 2024. In the fourth quarter 2024, WDIP closed the first round of a commingled multi-investor credit fund (“Debt Fund II”) focused on the same core product as Debt Fund I. Investors in Debt Fund II include life insurance companies, pension funds, high net worth individuals and Walker & Dunlop.

Principal Lending and Investing—Through a joint venture with an affiliate of Blackstone Mortgage Trust, Inc., the Company offered short-term senior secured debt financing products that provided floating-rate, interest-only loans for terms of generally up to three years to experienced borrowers seeking to acquire or reposition multifamily properties that did not qualify for permanent financing (the “Interim Program JV” or the “joint venture”). The joint venture funded its operations using a combination of equity contributions from its owners and third-party credit facilities. We hold a 15% ownership interest in the Interim Program JV and are responsible for sourcing, underwriting, servicing, and asset-managing the loans originated by the joint venture. The Interim Program JV assumes full risk of loss while the loans it originates are outstanding, while we assume risk commensurate with our 15% ownership interest. The Interim Program JV has not originated new loans since 2022, resulting in a small number of loans remaining in the Interim Program JV as of December 31, 2025. We expect the joint venture to be terminated once all loans are fully repaid.

We previously used a combination of our own capital and warehouse debt financing, to offer interim loans that do not meet the criteria of the Interim Program JV (the “Interim Loan Program”). We originated and held these Interim Loan Program loans for investment, which were included on our balance sheet, and during the time that these loans were outstanding, we assumed the full risk of loss. We have steadily reduced our reliance on our own capital and warehouse debt financing to fund interim loans in order to focus on raising third-party capital solutions, like Debt Fund I and Debt Fund II, to meet market demand and pursue our investment management growth strategy. Consequently, there were no loans outstanding under the Interim Loan Program as of December 31, 2025.

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

Our Growth Strategy

In 2020, the Company implemented a strategy to reach $2 billion of total annual revenues by the end of 2025 by accomplishing the following milestones: (i) at least $60 billion of annual debt financing volume, (ii) at least $5 billion of annual small balance multifamily debt financing volume, (iii) annual property sales volume of at least $25 billion, (iv) an unpaid principal balance of at least $160 billion in our servicing portfolio, and (v) at least $10 billion of assets under management. We also established several environmental, social, and governance (“ESG”) targets we aimed to achieve by December 31, 2025. The macroeconomic environment since the middle of 2022, especially related to inflation, elevated interest rates, and tighter liquidity, materially disrupted the amount and timing of commercial real estate transaction activity in 2023, 2024, and 2025. This disruption led to a significant slowdown in debt financing, small balance lending, and property sales activity. This disruption has also caused us to moderate our pace of investment in some areas of our business necessary to fully achieve these milestones, including the number of technology professionals, salespeople, and amount of capital invested throughout our business. While we remain committed to growing our operations and believe that macroeconomic and industry conditions will recover over the coming years, we did not meet most of these goals by the end of 2025.

The following table summarizes our results compared to these 2025 milestones.

Milestone (in thousands)	2021	2022	2023	2024	2025	2025 Milestone
Revenues	$1,259,178	$1,258,753	$1,054,440	$1,132,490	$1,234,306	$2,000,000
Debt financing volume	48,911,120	43,605,984	24,202,859	30,154,666	41,483,695	60,000,000
Small balance lending volume	515,757	745,686	634,280	750,388	870,183	5,000,000
Property sales volume	19,254,697	19,732,654	8,784,537	9,751,223	13,349,892	25,000,000
Servicing portfolio	115,700,564	123,133,855	130,471,524	135,287,012	143,978,153	160,000,000
Assets under management	16,437,865	16,748,449	17,321,452	18,423,463	18,631,100	10,000,000

Competition

We compete in the commercial real estate services industry. We face significant competition across our business, including, but not limited to, commercial real estate services subsidiaries of large national commercial banks, privately-held and public commercial real estate service providers, Commercial Mortgage-Backed Security (“CMBS”) conduits, public and private real estate investment trusts, private equity, investment funds, and insurance companies, some of which are also investors in loans we originate. Our competitors include, but are not limited to, Wells Fargo, N.A.; CBRE Group, Inc.; Jones Lang LaSalle Incorporated; Marcus & Millichap, Inc.; Eastdil Secured; PNC Real Estate; Northmarq Capital, LLC; Newmark Realty Capital; and Berkadia Commercial Mortgage, LLC. Many of these competitors enjoy advantages over us, including greater name recognition, financial resources, well-established investment management platforms, and access to lower-cost capital. The commercial real estate services subsidiaries of the large national commercial banks may have an advantage over us in originating commercial loans if borrowers already have other lending or deposit relationships with the bank. We are the ninth largest LIHTC syndicator in the country. Competitors in this fragmented but highly competitive industry include but are not limited to: Boston Financial Investment Management, L.P., Raymond James & Associates, Inc., Enterprise Community Partners, Inc., The Richman Group Affordable Housing Corporation, National Equity Fund, Inc., and PNC Real Estate.

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

Federal and State Regulation of Commercial Real Estate Activities

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

Requirements of the Agencies

To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by the Agencies, such as minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by the Agencies. If we fail to comply with the requirements of any of these programs, the Agencies may terminate or withdraw our approval. In addition, the Agencies have the authority under their guidelines to terminate a lender's authority to sell loans to them and service their loans and to require lenders to repurchase loans. The loss of one or more of these approvals would have a material adverse impact on us and could result in further disqualification with other counterparties, and we may be required to obtain additional state lender or mortgage banker licensing to originate loans if that status is revoked.

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

Requirements of Registered Broker-Dealers

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as a member of the Financial Industry Regulatory Authority (“FINRA”), Zelman is required to follow the various rules and regulations applicable to broker-dealers. These rules and regulations cover, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds, and securities, material non-public information, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. Broker-dealers are subject to periodic inspection and examination by the SEC and FINRA. Should Zelman not meet any of the requirements, Zelman may receive a deficiency letter identifying potential compliance issues that must be addressed and may face enforcement actions if any violations or compliance issues are not resolved.

Human Capital Resources

As of December 31, 2025, we had a total of 1,466 employees, representing a 4.8% increase from the prior year, driven by growth in both corporate infrastructure and revenue-generating roles. This included expanded capacity within our servicing and asset management segment to support the growth of our managed assets, and the opening of an office in London as we embark on the global expansion of our Capital Markets segment. None of our employees are represented by a union or subject to a collective bargaining agreement and no work stoppages were experienced during the year.

As our organization grows, we remain committed to cultivating a high-trust and respectful workplace culture shaped by the Walker Way, a set of values that guide how we work and interact: Driven, Caring, Collaborative, Insightful, and Tenacious. The Walker Way is embedded across our core people processes, including values-based goal setting, performance evaluations, talent development, and recognition programs, creating a consistent framework for a positive and engaging workplace experience for all WDers.

As of December 31, 2025, we have been recognized by Fortune Magazine as a Great Place to Work® nine times. In 2025, 87% of employee respondents to the Great Place to Work® survey agreed that: “Taking everything into account, I would say this is a great place to work.”

	As of December 31,
Human Capital Metrics:	2025	2024
Full-time employees	1,466	1,399
Voluntary annualized turnover rate	7%	8%
Average tenure (years)	5.3	5.0
Employees promoted into new roles	254	233

Talent

The Walker Way underpins our people strategy, which focuses on attracting, developing, and retaining talented professionals to support our business objectives, while building internal talent pipelines and cultivating future leaders.

Our approach to talent development is designed to support performance, growth, and leadership capability across the organization. This approach includes clear performance expectations, ongoing feedback, and formal goal setting, supported by semi-annual performance reviews that incorporate 360-degree feedback.

Outputs from these processes inform a structured 9-Box Talent Planning framework that evaluates performance, potential, and succession readiness. This framework provides visibility into talent pathways and supports development planning and continuity for critical roles across the organization.

In addition, early-career programs support long-term talent acquisition and internal pipelining to meet current and future business needs. During the year we launched the inaugural Emerging Producer Program, providing structured training, mentorship, and exposure to the sales process, while serving as an entry point into revenue-generating roles and supporting long-term sales capacity and growth.

Employee Engagement and Recognition

Employee engagement and recognition support alignment with our values and consistency in employee experience as the organization grows. Engagement is monitored through a combination of annual and ongoing feedback mechanisms, which inform actions and programs intended to reinforce communication, transparency, and connection across the organization.

Based on our 2025 Great Place to Work® survey results, 83% of responses were rated favorable on average across all survey statements. While this represented a modest decline from the prior year, we continued to focus on improving consistency in employee experience, and the experience gap narrowed.

Recognition programs are designed to reinforce alignment with the Walker Way values and shared performance standards. These programs include spot bonuses and quarterly awards.

Employee Resource Groups (ERGs) contribute to employee engagement and culture by supporting community building, professional development, and dialogue around workplace experience. As of December 31, 2025, we had 10 ERGs, and 41% of employees participated in at least one ERG during the year. Our ERGs are open to all employees. We are purposeful in our drive to promote a workplace where all of our employees feel welcome, are engaged and can develop within the Company.

Health, Safety and Well-being

Supporting employee well-being is an important component of our broader human capital approach. We offer programs and benefits to support employee health, safety, and overall well-being, reflecting our commitment to a safe and productive work environment and to meeting employees’ needs across a range of personal and professional circumstances. Workplace safety policies and practices apply across our operations, including office-based work and business travel.

Our wellness program includes subsidies of up to $150 per month for qualifying activities and resources focused on employee well-being. In 2025, approximately 68% of employees participated in the program.

Total Rewards

We maintain a competitive and equitable total rewards program that provides a holistic approach to compensation, benefits, and development-related offerings. Our total rewards program generally consists of base and incentive compensation, health and insurance benefits, paid time off and leave programs, retirement savings opportunities, including a 401(k) company match, wellness benefits, employee stock grants, and professional development resources.

Our total rewards framework also includes tenure-based service awards that recognize employees at key career milestones and their contributions to the Company. Our average tenure as of December 31, 2025 was 5.3 years, up from 5.0 years in 2024. We support employee development and advancement through reimbursement for certain professional certifications and education, aligned with business needs and role requirements.

We also provide paid volunteer time and a charitable matching program to support employee engagement in the communities where we live and work.

We regularly review and benchmark our compensation and benefits programs, and conduct pay equity analyses as part of compensation governance practices to support market alignment and internal equity.

We continue to evaluate our human capital programs and practices to align with workforce needs, business priorities, and regulatory requirements, while upholding The Walker Way.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

Our principal Internet website can be found at http://www.walkerdunlop.com. The content within or accessible through our website is not part of this Annual Report on Form 10-K. We make available, on or through our website access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed, or furnished, to the SEC.

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

As the primary regulator and the conservator of the GSEs, the FHFA has taken a number of steps during conservatorship to manage the GSEs’ multifamily business activities. Since 2013, the FHFA has established limits on the volume of new multifamily loans that may be purchased annually by the GSEs (“caps”). In November 2025, the FHFA updated the GSEs’ loan origination caps to $88.0 billion for the four-quarter period beginning January 1, 2026 and ending December 31, 2026, compared to $73.0 billion each for the same period in 2025. The new caps apply to all multifamily business with limited exclusions. The FHFA also maintained the 50.0% target for the GSEs’ multifamily business to be mission-driven, affordable housing. We cannot predict whether FHFA will implement further regulatory and other policy changes that will modify the GSEs’ multifamily businesses.

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

All of these items discussed above could have a negative impact on our cash flows. Because of the foregoing, a rise in delinquencies could have a material adverse effect on us. Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae's prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold to Fannie Mae. Under the full risk-sharing formula, we are required to absorb the first 5% of any losses on the UPB of a loan at the time of loss settlement, and above 5% we are required to share the loss with Fannie Mae, with our maximum loss generally capped at 20% of the original unpaid principal balance of a loan. In addition, Fannie Mae can double or triple our risk-sharing obligations if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae. Fannie Mae also requires us to maintain collateral, which may include pledged securities, for our risk-sharing obligations. As of December 31, 2025, we had pledged securities of $225.0 million as collateral against future losses related to $68.6 billion of loans outstanding that are subject to risk-sharing obligations, as more fully described under “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Quality, Allowance for Risk-Sharing Obligation, and Loan Repurchases” which we refer to as our “at-risk balance.” Fannie Mae collateral requirements may change in the future. As of December 31, 2025, our allowance for risk-sharing as a percentage of the at-risk balance was 0.05%, or $37.5 million, and reflects our current estimate of our future expected payouts under our risk-sharing obligations. Over the past 10 years, we have settled $9.2 million of risk-sharing losses, or 0.2 basis points of the average at-risk balance. We cannot ensure that our estimate of the allowance for risk-sharing obligations will be sufficient to cover future actual write-offs. Other factors may also affect a borrower's decision to default on a loan, such as property, cash flow, occupancy, maintenance needs, and other financing obligations. As of December 31, 2025, 11 at-risk Fannie Mae loans with an aggregate unpaid principal balance of $147.8 million and an aggregate collateral-based reserve of $11.4 million had defaulted and were awaiting ultimate disposition. If loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program may increase, and such defaults and payments could have a material adverse effect on our results of operations and liquidity. In addition, any failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above.

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

Interest rate movements, market volatility, and borrower financing preferences could reduce origination volumes, compress margins, and adversely affect our fee income and servicing assets.

Our revenue is significantly driven by transaction volumes, pricing, and servicing-related income in the multifamily and commercial real estate debt capital markets. Rapid changes in interest rates, sustained elevated rates, yield curve inversions, or increased market volatility may reduce refinancing and transaction activity, delay borrower decision-making, increase borrower payment burdens, and limit the availability of accretive financing alternatives. In addition, these conditions may cause clients to favor floating-rate or shorter-term financing structures, which generally generate lower fees than longer-term or fixed-rate transactions. As a result, origination volumes, margins, gain-on-sale income, fee revenue, and the fair value of mortgage servicing rights may decline or become more volatile, which could materially adversely affect our results of operations and financial condition.

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

We require a significant amount of short-term funding capacity to finance Agency loans we originate. As of December 31, 2025, we had $3.8 billion of committed and uncommitted loan funding available through five commercial banks and $1.5 billion of uncommitted funding available through Fannie Mae’s As Soon As Pooled program. Additionally, consistent with industry practice, our existing loan warehouse facilities have terms of one year and therefore require annual renewal. If a significant number of our committed facilities are reduced, terminated, or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

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

We have been, and in the future may be, required to repurchase loans or indemnify loan purchasers due to breaches of representations or warranties we have made, either as a result of our actions or based on information provided to us by borrowers or third parties in connection with the sale of loans to third parties, including through the Agencies’ programs, which could have a material adverse effect on us.

We must make certain representations and warranties concerning each loan originated by us for the Agencies’ programs. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by us. For example, we are generally required to provide, among others, the following representations and warranties: we are authorized to do business and to sell or assign the loan; the loan conforms to the requirements of the Agencies (including with respect to property conditions and the financial performance of the property) and certain laws and regulations; the underlying mortgage represents a valid lien on the property and there are no other liens on the property; the loan documents are valid and enforceable; taxes, assessments, insurance premiums, rents and similar other payments have been paid or escrowed; the property is insured, conforms to zoning laws and remains intact; there is not any act or omission of which we, in the exercise of reasonable diligence should have been aware; and we do not know of any issues regarding the loan that are reasonably expected to cause the loan to be delinquent or unacceptable for investment or adversely affect its value. Many of the representations and warranties we are required to make are based on information provided to us by borrowers or third parties and there is a risk that these representations and warranties may be breached, either inadvertently or due to unforeseen circumstances, including inaccurate, incomplete or fraudulent information provided by borrowers or third parties, errors in documentation, changes in program guidelines, or changes in the regulatory environment. We have in the past been and may in the future be required to repurchase loans or indemnify loan purchasers in connection with inaccurate, incomplete, or fraudulent information provided by borrowers or third parties or other breaches of representations and warranties. We are permitted to satisfy certain of these representations and warranties by furnishing a title insurance policy. Given the inherent risks associated with loan origination and servicing activities, particularly in highly-regulated programs such as Fannie Mae DUS and Freddie Mac Optigo, we maintain underwriting and due diligence processes, compliance procedures, and risk mitigation measures to minimize the likelihood of breaches, though such measures may not always be complied with by our personnel or fully effective in mitigating all risks, especially in the case of breaches tied to the actions of borrowers or third parties, from whom recovery may be limited.

In the event of a breach of any representation or warranty concerning a loan, investors could, among other things, require us to repurchase the full amount of the loan and/or seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan up to 100% of the unpaid principal balance of the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The Agencies could require us to repurchase the loan if representations and warranties are breached, even if the loan is not in default. Because the accuracy of many such representations and warranties generally is based on our actions or on third-party reports, such as title reports and environmental reports, we may not receive similar representations and warranties from other parties that would serve as a claim against them. Even if we receive representations and warranties from third parties and have a claim against them, in the event of a breach, our ability to recover on any such claim may be limited. Our ability to recover against a borrower that breaches its representations and warranties to us may be similarly limited.

In total, we have been required, or expect to be required, to repurchase or provide indemnification for $221.6 million of loans over the last two years, and we incurred $40.9 million of indemnified and repurchased loan expenses for the year ended December 31, 2025 in connection with these indemnified and repurchased loans. For example, in 2025, we received loan repurchase requests from Freddie Mac for two portfolios of loans with an aggregate unpaid principal balance of $100.0 million. An internal investigation into the origination of the two portfolios of loans revealed fraudulent borrower activity, including undisclosed flip transactions involving concealed lower sale prices and inflated purchase and sale agreements used to establish a higher price for the loans. While investigating the loans, we determined that certain of our employees had not adhered to our loan origination policies and procedures. These employees are no longer at the Company. As of December 31, 2025, we have agreed to indemnify Freddie Mac for one of the portfolios. In the first quarter of 2026, we completed this internal investigation, reported our findings to Freddie Mac and Fannie Mae and are negotiating the terms for the other portfolio. We are continuing to engage with the GSEs regarding loans originated by the former employees. In total, these former employees originated $194.6 million of the loans repurchased over the last two years. The scope, timing, and outcome of these engagements remain uncertain, and additional developments could result in additional repurchases, indemnities, expenses or other negative impacts.

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

(iii)Investments in LIHTC equity funds

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

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we have made commitments to fund (i) equity-method investments and (ii) investments in affordable housing partnerships to be syndicated into LIHTC investment funds, and we also must satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. To fund these cash flow obligations along with any obligations we may have related to loan repurchases, we typically use cash generated from our operations and, when necessary, from funds raised in the capital markets. A significant decline in our operational performance, an inability to access capital markets for funding, or a sharp rise in our cost of capital could adversely affect our ability to meet these future obligations.

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

Moreover, other factors may adversely affect the multifamily sector, including inflation, political and geographical instability, trade tensions, including the recent tariffs imposed by the United States and retaliatory tariffs by other countries, fluctuations in the real estate and debt capital markets, changes in government fiscal and monetary policies, regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in interest rate levels, the potential liability under environmental and other laws, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the demand for our products and services. Any such reduction could materially and adversely affect us.

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

Regulatory authorities also require us to submit financial reports and to maintain a quality control plan for the underwriting, origination and servicing of loans. Numerous laws and regulations also impose qualification and licensing obligations on us and impose requirements and restrictions affecting, among other things: our loan originations; maximum interest rates, finance charges and other fees that we may charge; disclosures to consumers; the terms of secured transactions; debt collection; personnel qualifications; and other trade practices. We also are subject to inspection by the Agencies and regulatory authorities and the regulations and guidelines promulgated by the Agencies are subject to change in the Agencies’ discretion. For example, during 2025, the GSEs implemented many significant changes to their multifamily program requirements applicable to us. Our failure to comply with these requirements could lead to, among other things, the loss of a license as an approved Agency lender, the inability to gain additional approvals or licenses, the termination of contractual rights without compensation, demands for indemnification or loan repurchases, class action lawsuits and administrative enforcement actions.

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

We rely on hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”).  We own and manage certain IT Systems but also rely on third parties for a range of IT Systems and related products and services, such as cloud computing. We also receive, maintain, and store non-public personal information of our customers as well as proprietary business data. The technology and other controls and processes designed to secure our IT Systems and  information and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that any unauthorized access is identified and addressed appropriately. We, and our service providers, are regularly subject to and expect to continue to experience cyberattacks that are increasingly sophisticated (including using artificial intelligence), that are often designed to evade detection, and/or that seek to damage or disrupt our network, as well as those of our service providers, and other information systems. Certain of these cyberattacks, including phishing attacks, have resulted in unauthorized access by third parties to information that we receive, maintain and store in the course of our business. Although no cyberattacks to date resulted in material financial impacts or disruptions to our business, given the accelerating scope, sophistication, and frequency of cyberattacks, there can be no assurance that the cybersecurity incidents we have experienced or any future incident will not materially impact our security, operations and financial results. Future cyberattacks that impact our IT Systems or information, could result in a loss of data, operational disruptions, and even lost business and goodwill. Additionally, we could incur significant costs associated with the recovery from a cyberattack, and these costs may exceed, or the events to which they relate, may be excluded from, coverage under, our cyber insurance.

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

We regularly update our existing information technology systems and install new technologies when deemed necessary and regularly provide employee awareness training around phishing, malware, and other cyber risks and physical security to address the risk of cyberattacks and other security breaches. However, such preventative measures may not be sufficient to prevent all future cyberattacks or breaches of customer information. Additionally, most of our employees work remotely or in a hybrid arrangement and will continue to do so for the foreseeable future. Remote and hybrid working arrangements at our Company (and at many third-party providers) increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. While we have designed our controls and processes to operate in a remote working environment, there is a heightened risk such controls and processes may not detect or prevent unauthorized access to our information systems. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. Because we make extensive use of service providers that support our operations, significant cyberattacks that disrupt or compromise third-party IT Systems could materially impact our business. The continued development and integration of artificial intelligence in our or third-party providers’ operations is expected to pose new and unknown cybersecurity risks.

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

* * *

Any factor described in this filing or in any of our other SEC filings could by itself, or together with other factors, adversely affect our financial results and condition. Refer to our quarterly reports on Form 10-Q filed with the SEC in 2026 for material changes to the above discussion of risk factors.

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

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

●	risk metrics and self-assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
●	a security team principally responsible for managing: (1) our cybersecurity risk assessment processes, (2) our cybersecurity controls and processes, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our cybersecurity controls and processes;
●	periodic required cybersecurity awareness training of our employees;
●	a Technology & Information Risk Committee, comprised of technology and business leaders, that provides risk advisory and general guidance regarding new and modified information security controls;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for key service providers, suppliers, and vendors.

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

Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our information technology risk committee is comprised of senior managers in our information technology, loan origination, loan servicing, accounting, and legal groups that meet monthly to review information security risks and the development and implementation of policies and procedures and other controls to mitigate cybersecurity and other information security risks. Our CISO provides a report to our management risk committee on the activities of the information technology risk committee, which in turn, reports regularly to the full Board on its activities.

The CISO supervises both our internal cybersecurity personnel and our retained managed service providers, who among other things, operate security tooling that is deployed in the IT environment and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO brings over 30 years of technology, cybersecurity, and risk management experience from the finance and healthcare industries. His work experience includes the design, implementation, and oversight of control and governance frameworks in complex, hybrid-cloud, and data intensive environments operating in highly regulated entities in the financial services and healthcare insurance industries.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE under the symbol “WD.” In connection with our initial public offering, our common stock began trading on the NYSE on December 15, 2010. As of the close of business on January 31, 2026, there were 39 stockholders of record. We believe that the number of beneficial holders is much greater.

Dividend Policy

During 2025, our Board of Directors declared, and we paid, four quarterly dividends of $0.67 per share, totaling $2.68 per share. In February 2026, our Board of Directors declared a dividend for the first quarter of 2026 of $0.68 per share, a 1.5% increase over the dividend declared for the fourth quarter of 2025. We expect to make regular quarterly dividend payments for the foreseeable future.

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

Stock Performance Graph

The following chart graphs our performance in the form of a cumulative five-year total return to holders of our common stock since December 31, 2020 in comparison to the Standard and Poor’s (“S&P”) 500 and the S&P 600 Small Cap Financials Index for that same five-year period. We believe that the S&P 600 Small Cap Financials Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our security holders to assist in their understanding of our performance relative to other companies in our industry.

The comparison below assumes $100 was invested on December 31, 2020 in our common stock and in each of the indices shown and assumes that all dividends were reinvested. Our stock price performance shown in the following graph is not indicative of future performance or relative performance in comparison to the indices.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Walker & Dunlop, Inc., the S&P 500 Index
and the S&P 600 Financials Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Walker & Dunlop, Inc.
S&P 500
S&P 600 Financials

Issuer Purchases of Equity Securities

Under the 2024 Equity Incentive Plan, which was approved by stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the three months and year ended December 31, 2025, we purchased three thousand shares and 121 thousand shares, respectively, to satisfy grantee tax withholding obligations on share-vesting events. We announced a share repurchase program in the first quarter of 2025. The repurchase program authorized by our Board of Directors permitted us to repurchase up to $75.0 million of shares of our common stock over a 12-month period beginning on February 21, 2025. We did not purchase any shares under this share repurchase program. The Company had $75 million of authorized share repurchase capacity remaining as of December 31, 2025. In February 2026, our Board of Directors again authorized the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning on February 26, 2026.

The following table provides information regarding common stock repurchases for the quarter and year ended December 31, 2025:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
1st Quarter	97,069	$88.51	—
2nd Quarter	8,632	$73.94	—
3rd Quarter	13,026	$79.72	—

October 1-31, 2025	409	$84.09	—	$75,000,000
November 1-30, 2025	726	65.34	—	75,000,000
December 1-31, 2025	1,561	64.41	—	75,000,000
4th Quarter	2,696	$67.65	—	$75,000,000
Total	121,423		—

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

Business

Walker & Dunlop, Inc. is a holding company, and we conduct the majority of our operations through Walker & Dunlop, LLC, our primary operating company. During the fourth quarter of 2025, we granted profit interest awards to certain non-executive employees of Walker & Dunlop, LLC to better align their incentive compensation with our goals. The profit interest awards allocate 15% of the income before taxes of a wholly owned subsidiary to these employees. The wholly owned subsidiary is focused on debt financing transactions closed by these employees and is part of our Capital Markets segment.

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

Multifamily Lending, Commercial Real Estate Brokerage Service, and Property Sales

We originate and sell multifamily loans through the programs of Fannie Mae, Freddie Mac, Ginnie Mae, and HUD, with which we have licenses and long-established relationships. We retain servicing rights and asset management responsibilities on nearly all loans that we originate for the Agencies’ programs. We are approved as a Fannie Mae DUS lender nationally, a Freddie Mac Optigo lender nationally for Conventional, Seniors Housing, Targeted Affordable Housing and Small Balance Loans, a HUD MAP lender nationally, a HUD LEAN lender nationally, and a Ginnie Mae issuer. We broker and service loans for many life insurance companies, commercial banks, and other institutional investors, in which cases we do not fund the loan but rather act as a loan broker. Fannie Mae recently announced that we ranked as its largest DUS lender in 2025, by loan deliveries, and Freddie Mac recently announced that we ranked as its 3rd largest Freddie Mac lender in 2025, by loan deliveries. Our market share with Fannie Mae and Freddie Mac was 11.2% on a combined basis, by loan deliveries in 2025, compared to 10.7% in 2024. Additionally, we were the 5th largest overall lender for HUD for its fiscal year ended September 30, 2025.

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

We recognize revenue when we make simultaneous commitments to originate a loan to a borrower and sell that loan to an investor. The revenues earned reflect the fair value attributable to loan origination fees, premiums on the sale of loans, net of any co-broker fees, and the fair value of the expected net cash flows associated with servicing the loans, net of any guaranty obligations retained. We also recognize revenue when we receive the origination fee from a brokered loan transaction. Other transaction-related sources of revenue include (i) net warehouse interest income we earn or expense we incur while the loan is held for sale, (ii) sales commissions for brokering the sale of multifamily and hospitality properties, and (iii) syndication and transaction-based asset management fees from our investment management activities.

We are currently not exposed to unhedged interest rate risk during the loan commitment, closing, and delivery process. The sale or placement of each loan to an investor is negotiated concurrently with establishing the coupon rate for the loan. We also seek to mitigate the risk of a loan not closing. We have agreements in place with the Agencies that specify the cost of a failed loan delivery in the event we fail to deliver the loan to the investor. To protect us against such fees, we require a deposit from the borrower at rate lock that is typically more than the potential fee. The deposit is returned to the borrower only once the loan is closed. Any potential loss from a catastrophic change in the property condition while the loan is held for sale using warehouse facility financing is mitigated through property insurance equal to replacement cost. We are also protected contractually from an investor’s failure to purchase the loan. We have experienced a de minimis number of failed deliveries in our history and have incurred insignificant losses on such failed deliveries.

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original loan amount (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $400 million, which equates to a maximum loss per loan of $80 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss), updated from $300 million in the fourth quarter of 2025. For loans in excess of $400 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $400 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit in prior years was less than $400 million. Accordingly, loans originated in those prior years were subject to risk-sharing at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above. Our servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are substantially larger than the servicing fees we receive from Fannie Mae for loans with no risk-sharing obligations.

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

Commercial Loan Servicing

We retain servicing rights on substantially all the loans we originate and sell to Fannie Mae, Freddie Mac, and HUD, and generate revenues from the fees we receive for servicing the loans, from the placement fees on escrow deposits held on behalf of borrowers, and from other ancillary fees. Servicing fees are set at the time an investor agrees to purchase the loan and are generally paid monthly for the duration of the loan based on the unpaid principal balance of the loan. Our Fannie Mae servicing arrangements generally provide for prepayment protection in the event of a voluntary prepayment. For loans serviced for Freddie Mac, the economic deterrent that reduces the risk of loan prepayment comes in the form of a defeasance requirement wherein the borrower is required to replace the prepaid loan with securities that offer an equivalent return. We also service loans for many of the life insurance companies, conduits and private credit vehicles to which we broker loans. Our responsibilities for servicing brokered loans are limited to cashiering only, and typically earn lower servicing fees than our Fannie Mae, Freddie Mac and HUD loan servicing arrangements. For loans serviced outside of Fannie Mae, Freddie Mac and HUD, we typically do not have similar prepayment protections that reduce the risk of loan prepayment.

As of December 31, 2025, our servicing portfolio was $144.0 billion, up 6% from December 31, 2024, which was the 6th largest commercial/multifamily primary and master servicing portfolio in the nation according to the Mortgage Bankers’ Association’s (“MBA”) 2025 year-end survey (the “Survey”). Our servicing portfolio includes $72.7 billion of loans serviced for Fannie Mae and $42.6 billion for Freddie Mac, making us the 1st and 7th largest servicer of Fannie Mae and Freddie Mac multifamily loans in the nation, respectively, according to the Survey. Also included in our servicing portfolio is $11.6 billion of multifamily HUD loans, the 4th largest HUD primary and servicing portfolio in the nation according to the Survey.

Investment Management Services

WDIP is a registered investment adviser and general partner of private commercial real estate investment funds focused on the management of debt, preferred equity, and mezzanine equity investments through private middle-market commercial real estate funds and separately managed accounts. WDIP’s current AUM of $2.7 billion primarily consist of the “Funds”, separate accounts managed for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fund raising and investment phases. AUM disclosed in this 10-K may differ from regulatory assets under management disclosed on WDIP’s Form ADV.

WDIP typically receives management fees based on limited partner capital commitments, unfunded investment commitments, and funded investments. Additionally, with respect to Fund IV, Fund V, Fund VI, and Fund VII, WDIP receives a percentage of the profits above the fund expenses and preferred return specified in the fund offering agreements, referred to as “carry” or “promote”. Unrealized carry is recognized based on the estimated fair value of the underlying investments, and realized carry is recognized when an investment is repaid and capital is returned to investors in the respective fund.

Through WDAE, a wholly owned subsidiary of the Company, we are the 9th largest tax credit syndicator in the U.S., as measured by the number of Affordable units under management, and an affordable housing developer through various joint venture partnerships. Affordable assets under management from our LIHTC operations is part of our strategy to grow our investment management platform and to strengthen our position in the affordable housing debt, equity, and property sales sector. We manage $15.9 billion of affordable AUM and have an established tax syndication and affordable housing development platform from which we earn investment management, syndication, and other LIHTC related fees.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. During the fourth quarter of 2025, we granted profit interest awards to certain non-executive employees of Walker & Dunlop, LLC to better align their incentive compensation with our goals. The profit interest awards allocate 15% of the income before taxes of a wholly owned subsidiary to these employees. The wholly owned subsidiary is focused on debt financing transactions closed by these employees and is part of our Capital Markets segment.

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

The assumptions used to estimate the fair value of capitalized MSRs are developed internally and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the multifamily MSR market and the lack of significant changes in assumptions by market participants, we have experienced limited volatility in the assumptions historically and do not expect to observe significant changes in the foreseeable future, including the assumption that most significantly impacts the estimate: the discount rate. We actively monitor the assumptions used and make adjustments when market conditions change, or other factors indicate such adjustments are warranted. Over the past several years, we have adjusted the placement fee rate assumption several times to reflect the current and expected future earnings rate projected for the life of the MSR as the interest rate environment has experienced significant volatility over the past several years. A 100-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2025 by 4%. A 200-basis point change in the discount rate would increase or decrease the capitalized MSRs for the year ended December 31, 2025 by 7%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk and Freddie Mac SBL servicing portfolios and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in these servicing portfolios. For those loans that are collectively evaluated, we use the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the collective reserves. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the allowance on loans that are collectively evaluated (“CECL allowance”). We currently use one year for our reasonable and supportable forecast period (“forecast period”) as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions over the coming year in relation to the historical period. For example, over the past two years, we updated the loss rate used in the forecast period several times within a range of 2.1 basis points to 2.3 basis points. The forecast loss rate fluctuating within a tight range reflects our relatively unchanged view of the uncertainty of the evolving macroeconomic conditions facing the multifamily sector. We made multiple revisions to the loss rate used in the forecast period in the past, and those changes have significantly impacted the CECL reserve.

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

The weighted-average annual loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year lookback period is used as we believe this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling ten-year look-back period, the loss rate used in the estimate will change as loss data from earlier periods in the look-back period continue to roll off as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses rolled off and were replaced with more recent loss data with fewer losses, resulting in the weighted-average historical annual loss rate changing from 0.6 basis points to 0.3 basis points. Our historical loss rate over the past ten years is 0.2 basis points.

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

We actively monitor the judgments and assumptions used in our Allowance for Risk-Sharing Obligation estimate and make adjustments to those assumptions when market conditions change, or when other factors indicate such adjustments are warranted. We believe the level of Allowance for Risk-Sharing Obligation is appropriate based on our expectations of future market conditions; however, changes in one or more of the judgments or assumptions used above could have a significant impact on the reserve. For example, a 10% change in the forecasted loss rate as of December 31, 2025 would have increased or decreased the allowance for risk-sharing obligations by 8%. A 20% change in the forecasted loss rate as of December 31, 2025 would have increased or decreased the allowance for risk-sharing obligations by 16%. These sensitivities are hypothetical and should be used with caution as they do not include interplay among assumptions.

Property Valuations. As noted above, property valuations are a key component of our collateral-based reserves for our risk-sharing portfolio. Additionally, property valuations impact our impairment analyses for real estate held for use (“real estate HFU”) and other real estate owned (“OREO”), the assessment of allowances for loan losses, and the assessment of any expected principal losses on loan repurchase. Those property values are determined using (i) standard appraisals obtained from certified appraisers at national firms subjected to management review or (ii) internal management valuations using inputs and assumptions such as capitalization rates (“cap rates”), net operating income of the property, vacancy rates, bad debt expense, and rental rates. The appraisals often include assumptions about comparable sales and cap rates, among other things. Management reviews those assumptions against its own experience and market data to assess the reasonableness of the assumptions and the resulting property valuations. When management determines the property valuation using an internal model, management maximizes the use of its historical experience with the property and market data from well-recognized data providers. We also may benchmark our historical experience with external data sources to assess the reasonableness of our inputs and assumptions.

We believe our property valuations are reasonable and in line with those a market participant would develop. However, actual sales prices for these properties may differ from those used by management. Additionally, significant changes in the assumptions or judgments would have a significant impact on our reserves and impairment analyses and thus our reported financial results. As noted above, with respect to the property valuations and associated reserves for our risk-sharing portfolio, we have not experienced significant changes from the time of initial reserve and final settlement. However, with respect to properties used for reserves on repurchased loans and impairment analyses for real estate HFU and OREO, we have never disposed of a property.

        Goodwill. As of both December 31, 2025 and 2024, goodwill was $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more-likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

In 2022, we acquired GeoPhy, a software development company focused on data analytics and product development with a specific concentration in U.S. commercial real estate. As part of the acquisition, a significant portion of the transaction proceeds were contingent upon the achievement of performance-based hurdles tied to commercial real estate transaction volumes and associated revenues from the date of the acquisition through December 31, 2025. Due to the sustained challenging macroeconomic conditions in the U.S. commercial real estate sector from the date of the acquisition through December 31, 2025, outlined more fully in Overview of Current Business Environment, our projected cash flows for this reporting unit declined, resulting in goodwill impairment during 2024 of $33.0 million or 3.7% of the aggregate goodwill balance outstanding at the time. We attributed this goodwill impairment to one of the reporting units to which the GeoPhy operations and goodwill are assigned, which is a component of the Capital Markets segment.

As of December 31, 2025, our assessment of the remaining goodwill at each of our reporting units indicates they are not impaired (NOTE 9 of the consolidated financial statements details the changes in the goodwill balance).

Overview of Current Business Environment

From 2022 through the first quarter of 2025, the commercial real estate (CRE) market, and in particular the multifamily sector experienced a challenging environment shaped by elevated interest rates that directly impacted the cost and availability of capital, slower rent growth that has impacted growth expectations and asset valuations, and macroeconomic uncertainties that impacted investors’ long-term outlook and overall demand for transactions.

Many of these factors showed signs of improvement throughout 2025 and the outlook for the commercial real estate sector has improved, and transaction activity has steadily grown over the course of the year. The impact of these factors can be summarized as follows:

●	Interest Rates & Cost of Capital: The Federal Open Market Committee’s (“FOMC”) aggressive rate hikes that began in 2022 dramatically increased the cost of capital for commercial real estate operators in a short period of time. Higher borrowing costs reduced leverage, pressured debt service coverage ratios, and led to asset valuation declines as cap rates adjusted. Deal flow slowed considerably as buyers and sellers struggled to align on pricing in an environment of heightened uncertainty. Beginning in 2024, the FOMC began easing monetary policy and decreasing its target Federal Funds Rate to 3.50% to 3.75% by the end of 2025. The FOMC has indicated it will remain data dependent and that conditions are likely to lead to rates remaining stable in the near term as the FOMC remains attentive to economic growth and the labor markets. The FOMC’s future rate policy will be a key driver of the cost of capital, transaction volume and capital markets activity. A pronounced pause in rate hikes or additional rate cuts could unlock additional demand and further improve financing conditions for commercial real estate assets. Our expectation is that long-term interest rates, which stabilized in the spring of 2025, will remain at similar levels in the upcoming year and transaction activity will continue its steady improvement again in 2026.

●	Capital Availability & Lending Markets: During the period of rapid interest rate increases by the FOMC, liquidity was constrained as lenders found it difficult to effectively price the long-term cost of capital. As interest rates have stabilized, capital has grown more abundant. Banks, life insurance companies, conduits (CMBS), and debt funds remain active but are selective, with a preference for high-quality assets and well-capitalized sponsors. Meanwhile, the availability of equity capital has also improved, although at higher spreads than periods prior the FOMC’s rate hikes. This has increased the availability of equity capital, and improved the overall transactions environment. For multifamily, which drives the vast majority of our transaction volumes, the GSEs remain the predominant suppliers of capital, deploying over $150 billion of capital to the industry in 2025, up from $120 billion in 2024. Entering 2025, the GSEs’ lending caps were set at a combined $146 billion, a 22% increase in capacity over 2024 volumes, and for 2026 the lending caps have been set at a combined $176 billion, another 21% increase over 2025. As Fannie Mae’s largest partner for seven consecutive years, and Freddie Mac’s third largest partner in 2025, we are the second largest combined GSE lender in the country. Their participation in the market is a significant driver of our financial performance, and a material increase in their lending activity should enhance our business and results from operations.

●	Multifamily Rent Growth & Asset Values: Rent growth has slowed considerably since the FOMC began increasing interest rates, particularly in high-supply Sun Belt markets. This has made it difficult for net operating income (NOI) growth to offset valuation declines caused by elevated interest rates. Markets with strong job growth and in-migration continue to see minor rent increases, with

Zelman, our housing research business, reporting national rent growth of 1.3% in 2025. According to MSCI, in December 2025, multifamily property prices remained stable month-over-month but were down 1.3% year over year, which compares to a year over year decline of 4.2% the previous year. Notably, multifamily prices are estimated to have declined by 19.7% from peak levels in 2022 but remain 11.5% above pre-COVID January 2020 levels.

●	Other Macroeconomic Considerations: GDP growth has remained strong at 4.4% as of the third quarter of 2025. National unemployment remained low at 4.4% in December 2025, near 25-year lows. GDP growth and unemployment levels will drive FOMC policy decisions in 2026. According to RealPage, vacancies in the multifamily sector stabilized around 5.2% as of December 2025, consistent with the vacancy rate of 5.2% in December 2024. An all-time high number of multifamily units were delivered to the sector in 2024, particularly in high demand Sun Belt markets. Most of those units were absorbed in 2024 and 2025, and we expect that absorption will continue into the first half of 2026. Looking forward, multifamily completions are anticipated to decrease significantly due to stalled new construction over the last several years, largely driven by tighter liquidity and higher cost of capital. Long term, we believe the fundamentals for multifamily properties will trend positively due to constrained supply, recent negative trends in household formation and a persistent affordability advantage for renting over owning given a lack of entry-level single-family homes and the high cost of residential mortgages.

●	Fraud Trends in Commercial Real Estate: Over the last two years, several high-profile criminal proceedings and lawsuits have surfaced in the commercial real estate lending market alleging borrower fraud around loan collateral, asset title and borrower misrepresentation of asset financial performance that inflated net operating income. The existence of the fraud has been revealed following the prolonged period of market stress brought on by rapidly rising interest rates, higher inflation and stagnant rent growth. Federal prosecutors and regulators have ramped up enforcement and scrutiny of borrower misrepresentation and loan fraud over the last two years, indicating the historical risk is systemic, and no longer anecdotal. In total, we have been required to repurchase or indemnify the GSEs for $221.6 million of loans since 2024, largely driven by borrower fraud and misrepresentations. The repurchases to date represent only 19 basis points of our outstanding GSE mortgage lending portfolio as of December 31, 2025. Since 2024, we have incurred $33.5 million of loan related losses, representing the difference between the unpaid principal balance of the loans and the current estimated fair value of the loan or underlying collateral. In addition, since 2024, we have also incurred additional costs and expenses in connection with repurchased or indemnified assets totaling $31.3 million, which are principally driven by legal, financing, and other operating costs. In response to this risk, we have rolled out training around known red flags, enhanced our production and underwriting policies, procedures and internal controls, and strengthened our risk management and compliance practices to mitigate future risk associated with sophisticated borrower fraud schemes.

Multifamily remains one of the most resilient asset classes in CRE. Market participants are adjusting to current conditions and we expect the market to continue recovering and transaction activity to continue to increase. Improving conditions in the second half of 2025 led to increased transaction volumes across nearly all aspects of our business during 2025, which surged to $54.8 billion with notable increases in Brokered (37%), GSE (38%) and property sales (37%) transaction volumes compared to last year. Consequently, our Capital Markets segment produced net income of $89.8 million in 2025, up 35% compared to 2024.

Our Servicing & Asset Management segment is not directly correlated to the transaction markets like our Capital Markets segment. This segment’s total managed portfolio of $162.6 billion as of December 31, 2025 was up 6% from December 31, 2024, and included our $144.0 billion loan servicing portfolio and our $18.6 billion of AUM. Total revenues for the segment decreased 4%, to $566.6 million, while net income decreased 46%, to $85.1 million, in 2025 compared to 2024, with net income decreasing in the fourth quarter of 2025 compared to 2024. We hold escrow deposits on behalf of our servicing portfolio and place those deposits with large, multinational banks that earn close to the Federal funds rate. Revenues from those escrow deposits have benefitted over the last several years from higher short-term interest rates, but we have begun to see declines in those revenues as the FOMC has eased monetary policy and adjusted short-term rates downward. We expect that trend to continue, but moderate, in 2026 as the FOMC may slow the pace, and rate, of interest rate reductions. We have increased our focus on scaling our assets under management, and in the fourth quarter of 2024 we successfully closed a first round of $200 million of equity capital for Debt Fund II from life insurance companies, pension funds, high net worth investors and a co-investment from Walker & Dunlop. The initial closing provided our investment management team with over $500 million of levered capital, of which approximately $490 million was deployed into transitional multifamily assets in 2025. We continue to actively raise capital for Debt Fund II, and we expect the revenues of our investment management business to grow as that capital is raised and deployed. This segment also includes the activities of WDAE, an alternative investment manager focused on affordable housing, including LIHTC syndication and joint venture development. We ranked as the ninth largest LIHTC syndicator in 2025 and continue to pursue combined LIHTC syndication and affordable housing services to generate significant long-term financing, property sales, and syndication opportunities. We expect the revenues for WDAE to remain fairly stable moving forward, as the realization revenues from our historical LIHTC investments are tied to the underlying value of the affordable assets, and we do not expect a material increase in the value of affordable assets in the near term due to the aforementioned macroeconomic challenges facing the commercial real estate sector.

Factors That May Impact Our Operating Results

We believe that our results are affected by a number of factors, including the items discussed below.

●	Performance of Multifamily and Other Commercial Real Estate Related Markets. Our business is dependent on the general demand for, and value of, commercial real estate and related services, particularly multifamily, which are sensitive to long-term mortgage interest rates and other macroeconomic conditions and the continued existence of the GSEs multifamily business. Demand for multifamily and other commercial real estate generally increases during stronger economic environments, resulting in increased property values, property sales, transaction volumes, and loan origination volumes. During weaker economic environments, multifamily and other commercial real estate may experience higher property vacancies, lower demand and reduced values. These conditions can result in lower property sales volume and loan origination volume, as well as an increased level of servicer advances and losses from our Fannie Mae DUS risk-sharing obligations.

●	The Level of Losses from Fannie Mae Risk-Sharing Obligations. Under the Fannie Mae DUS program, we share risk of loss on most loans we sell to Fannie Mae. In the majority of cases, we absorb the first 5% of any losses on the loan’s unpaid principal balance at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss generally capped at 20% of the loan’s unpaid principal balance on the origination date. In some instances, we negotiate a cap that may be higher, including up to 100% of a loan’s unpaid principal balance or lower for loans with unique attributes. As a result, a rise in defaults on loans in our at-risk portfolio could have a material adverse effect on us, including our profitability and liquidity.

●	The Number and UPB of Loan Repurchases and Indemnifications. In the event of a breach of any representation or warranty concerning a loan, Fannie Mae or Freddie Mac could, among other things, require us to repurchase the full amount of the loan and/or seek indemnification for losses from us, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. The GSEs could require us to repurchase the loan and also reimburse them for legal costs, defaulted interest, and prepayment costs from repurchasing the loans from the securitization trust if representations and warranties are breached, even if the loan is not in default. A significant amount of repurchase or indemnification obligations imposed on us could result in losses upon later sale of the loan or property and also result in operating costs that exceed operating income on any foreclosed property. Additionally, repurchases and indemnifications could increase our liquidity needs either to repurchase loans or post collateral for indemnification obligations.

●	The Price of Loans in the Secondary Market. Our profitability is determined in part by the price we are paid for the loans we originate. A component of our origination related revenues is the premium we recognize on the sale of a loan. Stronger investor demand typically results in larger premiums while weaker demand results in little to no premium. Prices for new loans have not been materially impacted during this period of rising, and now higher, interest rates.

●	Market for Servicing Commercial Real Estate Loans. Servicing fee rates for new loans are set at the time we enter into a loan sale commitment based on origination fees, competition, prepayment rates, and any risk-sharing obligations we undertake. Changes in servicing fee rates impact the value of our MSRs and future servicing revenues, which could impact our profit margins and operating results immediately and over time. During the period of rapidly rising interest rates our fees for servicing new loans, particularly Fannie Mae loans, faced downward pressure to reduce the overall cost of borrowing to our clients. As interest rates have stabilized, along with the associated cost of capital, our servicing fees on new loans have also stabilized, albeit at lower levels than prior to this period of higher interest rates.
●	The Overall Loan Origination Mix. The loan product mix we originate can significantly impact our overall operating results. For example, an increase in loan origination volume for our two highest-margin products, Fannie Mae and HUD loans, without a change in total loan origination volume would increase our overall profitability, while a decrease in the loan origination volume of these two products without a change in total loan origination volume would decrease our overall profitability, all else being equal. The higher profitability for Fannie Mae and HUD loans is largely driven by higher revenues attributable to the fair value of expected net cash flows from servicing, net of guaranty obligation.
●	The Affordable Housing Market. The profitability of our LIHTC operations is impacted by the demand for and the financial performance of the affordable housing market and the continued existence of federal income tax credits for these properties. For example, we earn syndication fees based on new funds we are able to syndicate for investors and asset management fees based on performance of the underlying LIHTC properties and dispositions of these properties. Strong demand for LIHTC properties typically results in opportunities for syndication of LIHTC funds and high prices for dispositions.

●	The Duration and Types of Loans. The fair value of expected net cash flows from our MSRs, net of guaranty obligation is directly impacted by the duration of the loan products originated. For example, an increase in the debt financing volume of five-year loan products at the expense of ten-year loan products directly reduces the expected future net cash flows and therefore the fair value of the expected net cash flows from servicing.

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

Premiums received on the sale of a loan result when a loan is sold to an investor for more than its face value. There are various reasons investors may pay a premium when purchasing a loan. For example, the fixed rate on the loan may be higher than the rate of return required by an investor or the characteristics of a particular loan may be desirable to an investor. We do not receive premiums on brokered loans, since we are not the lender.

Fair Value of Expected Net Cash Flows from Servicing, net of Guaranty Obligation. Revenue related to expected net cash flows from servicing is recognized at the loan commitment date, similar to the loan origination fees, as described above. The derivative asset is recognized at fair value, which reflects the estimated fair value of the expected net cash flows associated with the servicing of the loan, reduced by the estimated fair value of any guaranty obligations to be assumed. MSRs and guaranty obligations are recognized as assets and liabilities, respectively, upon the sale of the loans.

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

Servicing Fees. We service nearly all loans we originate for Fannie Mae, Freddie Mac, HUD, and some loans we broker. We earn servicing fees for performing certain loan servicing functions such as processing loan, tax, and insurance payments and managing escrow balances. Servicing generally also includes asset management functions, such as monitoring the physical condition of the property, analyzing the financial condition and liquidity of the borrower, and performing loss mitigation activities as directed by the Agencies.

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

Investment Management Fees. We manage invested capital from third-party investors through an investment fund structure. The capital placed into the investment fund is utilized to make investments in commercial real estate investment opportunities, primarily as equity in commercial real estate operating partnerships or LIHTC-generating multifamily properties. Additionally, we may utilize the capital to fund debt financing opportunities through certain investment funds, primarily to multifamily owner-operators. We earn an investment management or asset management fee based on a contractual percentage of the invested capital. For market-rate investments, we earn and collect the investment management fees through the returns of the investment funds. For LIHTC investments, we collect the asset management fees (“AMF”) through the combination of current payments and asset dispositions. NOTE 2 of the consolidated financial statements provides additional details of the accounting for AMF revenues. We also are entitled to a set percentage of the sales proceeds for properties in LIHTC funds. We, as general partner, may sell properties in the funds after the tax credits have been fully distributed to the investors in the funds. The proceeds are used to pay the fund’s obligations and provide any excess as a return to the investor(s) in the fund, with a small percentage retained by us for executing the sale. These sales fees are also included as a component of this line item.

Net Warehouse Interest Income (Expense). We earn warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of our loans is financed with matched borrowings under one of our warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with our own cash. Occasionally, we also fully fund a small number of loans held for sale or loans held for investment with our own cash. Warehouse interest expense is incurred on borrowings used to fund loans solely while they are held for sale or for investment. Warehouse interest income and expense are earned or incurred on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income and expense are earned or incurred on loans held for investment after a loan is closed and before a loan is repaid. NOTE 7 of the consolidated financial statements provides additional details regarding our warehouse facilities.

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

The “Critical Accounting Estimates” section above and NOTE 2 of the consolidated financial statements provide additional details of the accounting for the provision (benefit) for credit losses associated with our at-risk servicing portfolio.

Interest expense on corporate debt. Interest expense on corporate debt includes interest expense from our term debt, which includes the term loan and any additional borrowings under that agreement, and borrowings of a subsidiary associated with our LIHTC operations and amortization of debt discount and deferred debt issuance costs primarily related to our term loan and incremental term loan. NOTE 7 of the consolidated financial statements provides additional details of our term debt.

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

NOTE 9 of the consolidated financial statements provide additional details of the accounting for this expense.

Indemnified and repurchased loan expenses. Indemnified and repurchased loan expenses include the expected principal losses on loan repurchases (“loan repurchase losses”), the initial loan repurchase costs, and indemnified and repurchased loans operating costs related to repurchased loans. The loan repurchase losses represent the estimated losses of principal from indemnifying the loan. The initial loan repurchase costs are composed of any indemnifiable legal costs, reimbursed interest, and prepayment costs associated with repurchasing a loan. The indemnified and repurchased loans operating costs are expenses we incur in operating and/or maintaining the loan and/or property collateralizing the loan.

NOTE 2 and NOTE 5 of the consolidated financial statements provide additional details of the accounting for this expense.

Asset impairments and other expenses. Asset impairments and other expenses consist of asset impairments of investments, write-offs of unamortized deferred issuance costs associated with repayments of our corporate debt, costs associated with corporate investigations and other professional fees driven by specific individual events.

Other operating expenses. Other operating expenses include facilities costs, travel and entertainment costs, marketing costs, professional fees, accretion of contingent consideration liabilities, corporate insurance premiums, software costs, and other general and administrative expenses.

Income tax expense. The Company is a C-corporation subject to federal, state, and international corporate tax. Our estimated combined statutory federal, state, and international tax rate was 25.1%, 25.1%, and 26.1% for the years ended December 31, 2025, 2024, and 2023, respectively. Except for the effects of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), our combined statutory tax rate has historically not varied significantly as the only material difference in the calculation of the combined statutory tax rate from year to year is the apportionment of our taxable income among the various states where we are subject to taxation since our foreign operations are (i) insignificant and (ii) taxed at a rate similar to our blended federal and state tax rate. Absent additional significant legislative changes to statutory tax rates (particularly the federal tax rate), we expect low deviation from the 2025 combined statutory tax rate for future years. However, we do expect some variability in the effective tax rate going forward due to excess tax benefits and shortfalls recognized and limitations on the deductibility of certain book expenses as a result of Tax Reform, primarily related to executive compensation.

Consolidated Results of Operations

The following is a discussion of the comparison of our results of operations for the years ended December 31, 2025 and 2024. The financial results are not necessarily indicative of future results. Our annual results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, and general economic conditions. Discussions of our results of operations and comparisons between 2024 and 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 10-K for the year ended December 31, 2024.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	2025	2024
Transaction Volume (in thousands)
Debt Financing Volume	$41,483,695	$30,154,666
Property Sales Volume	13,349,892	9,751,223
Total Transaction Volume	$54,833,587	$39,905,889

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	6%	12%
Return on equity	3	6
Walker & Dunlop net income	$56,247	$108,167
Adjusted EBITDA(1)	262,616	328,549
Diluted EPS	1.64	3.19

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	52%	49%
Other operating expenses	10	11

	As of December 31,
Managed Portfolio (in thousands)	2025	2024
Servicing Portfolio	$143,978,153	$135,287,012
Assets under management	18,631,100	18,423,463
Total Managed Portfolio	$162,609,253	$153,710,475
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table presents a year-over-year comparison of our financial results for the years ended December 31, 2025 and 2024.

FINANCIAL RESULTS –2025 COMPARED TO 2024 CONSOLIDATED

	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$342,149	$276,562	$65,587	24%
Fair value of expected net cash flows from servicing, net of guaranty obligation	179,681	153,593	26,088	17
Servicing fees	337,442	325,644	11,798	4
Property sales broker fees	83,519	60,583	22,936	38
Investment management fees	34,629	36,976	(2,347)	(6)
Net warehouse interest income (expense)	(5,490)	(7,033)	1,543	(22)
Placement fees and other interest income	152,584	167,961	(15,377)	(9)
Other revenues	109,792	118,204	(8,412)	(7)
Total revenues	$1,234,306	$1,132,490	$101,816	9

Expenses
Personnel	$647,809	$559,246	$88,563	16%
Amortization and depreciation	238,682	237,549	1,133	0
Provision (benefit) for credit losses	9,586	10,839	(1,253)	(12)
Interest expense on corporate debt	64,715	69,686	(4,971)	(7)
Goodwill impairment	—	33,000	(33,000)	(100)
Fair value adjustments to contingent consideration liabilities	(8,243)	(50,321)	42,078	(84)
Indemnified and repurchased loan expenses	40,850	10,573	30,277	286
Asset impairments and other expenses	36,746	1,181	35,565	3,011
Other operating expenses	125,163	129,236	(4,073)	(3)
Total expenses	$1,155,308	$1,000,989	$154,319	15
Income before taxes	$78,998	$131,501	$(52,503)	(40)
Income tax expense	22,013	30,543	(8,530)	(28)
Net income before noncontrolling interests	$56,985	$100,958	$(43,973)	(44)
Less: net income (loss) from noncontrolling interests	(99)	(7,209)	7,110	(99)
Less: net income (loss) attributable to temporary equity holders	837	—	837	N/A
Walker & Dunlop net income	$56,247	$108,167	$(51,920)	(48)

Overview

Total transaction volume growth of 37% was the principal driver of revenue growth in 2025. Transaction related revenues—loan origination and debt brokerage fees, net (“origination fees”) plus the fair value of expected net cash flows from servicing, net of guaranty obligations (“MSR income”) plus property sales broker fees—increased 23% year over year. Revenues grew at a slower pace than transaction volumes principally due to lower non-cash MSR income on our new Fannie Mae loan originations. This was driven by two factors: (i) a portion of our volume in 2025 was driven by larger portfolio transactions which earn lower servicing fees as a percentage of loan volume and (ii) the weighted average servicing fees and loan terms—two key inputs that drive the estimated fair value of MSR income—for new loans were lower year over year. Borrowers have consistently been opting for shorter duration loans since interest rates began rising sharply in 2022, and that trend continued in 2025. Growth in transaction volume supported 6% growth in our loan servicing portfolio, to $144.0 billion at December 31, 2025. Growth in the loan servicing portfolio drove the 4% growth in servicing fees year on year, which was offset, however, by the decline in placement fees and other interest income. Placement fees are closely correlated to short-term interest rates, and the decline in short-term interest rates throughout 2025 drives the 9% decline in placement fees and other interest income. Other revenues decreased primarily due to a discreet transaction. In 2024, we sold an asset held within our affordable operating subsidiary that generated a gain in 2024 that was included in Other revenues with no comparable activity in 2025. The decline in Other revenues was partially offset by an increase in investment banking revenues and prepayment fees, and various other revenue categories.

The increase in expenses was due to increases in personnel costs, indemnified and repurchased loan expenses, and asset impairments and other expenses, and lower fair value adjustments to contingent consideration liabilities, partially offset by lower goodwill impairment, and a decrease in interest expense on corporate debt. Personnel costs increased, largely due to increases in variable compensation costs for our salespeople as a result of our higher transaction volumes and salaries and benefits due to higher average headcount. Indemnified and repurchased loan expenses increased due to increases in loan repurchase losses and repurchased loan operating costs. Asset impairments and other expenses increased largely due to our strategic decision to sell asset management contracts and interests in assets held within one of our affordable operating subsidiaries. The expected sales prices were below current carrying values in many instances resulting in an impairment loss. There was also an increase in write off of unamortized premium from corporate debt repayment. Interest expense on corporate debt decreased due to lower average interest rates during 2025 compared to 2024, partially offset by an increase in the balance outstanding from the refinancing of our debt. Goodwill impairment decreased due to an impairment in 2024 with no comparable activity in 2025. Fair value adjustments to contingent consideration decreased primarily due to a larger adjustment in 2024 due to the challenging market conditions related to one of our reporting units that impacted the estimated fair value of future earnout payments without a similar adjustment to the earnout for that reporting unit in 2025.

Income Tax Expense. The decrease in income tax expense primarily relates to a 40% decrease in income before taxes, partially offset by a decrease in excess tax benefits. We recognized excess tax shortfalls of $1.4 million in 2025 compared to excess tax benefits of $1.7 million in 2024.

Net Income (Loss) from Noncontrolling Interests. The decrease in losses attributed to noncontrolling interests is largely the result of a change in the ownership of an entity producing losses in 2024. As part of a larger transaction with the noncontrolling interest holder, we regained full control of the entity at the end of 2024. The remaining noncontrolling interests in 2025 are insignificant.

A discussion of the financial results for our segments is included further below.

Non-GAAP Financial Measures

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs based on the final resolution of the defaulted loans or collateral, loan repurchase losses, stock-based compensation, the fair value of expected net cash flows from servicing, net of guaranty obligation, the write off of unamortized balance of deferred issuance costs associated with the repayment of a portion of our corporate debt, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the year ended
	December 31,
(in thousands)	2025	2024
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$56,247	$108,167
Income tax expense	22,013	30,543
Interest expense on corporate debt	64,715	69,686
Amortization and depreciation	238,682	237,549
Provision (benefit) for credit losses	9,586	10,839
Loan repurchase losses (1)	20,092	—
Net write-offs	—	(468)
Stock-based compensation expense	26,747	27,326
Goodwill impairment, net of contingent consideration liability fair value adjustments (2)	—	(1,500)
Write-off of unamortized issuance costs from corporate debt paydown (3)	4,215	—
MSR income	(179,681)	(153,593)
Adjusted EBITDA	$262,616	$328,549
(1)	Presented as a component of Indemnified and repurchased loan expenses on the Consolidated Statements of Income.
(2)	For the year ended December 31, 2024, includes goodwill impairment of $33.0 million and contingent consideration fair value adjustments of $34.5 million, with no comparable activity for the year ended December 31, 2025.
(3)	Presented as a component of Asset impairments and other expenses on the Consolidated Statements of Income.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table presents a year-over-year comparison of the components of our adjusted EBITDA for the year ended December 31, 2025 and 2024:

ADJUSTED EBITDA–2025 COMPARED TO 2024

CONSOLIDATED

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Loan origination and debt brokerage fees, net	$342,149	$276,562	$65,587	24%
Servicing fees	337,442	325,644	11,798	4
Property sales broker fees	83,519	60,583	22,936	38
Investment management fees	34,629	36,976	(2,347)	(6)
Net warehouse interest income (expense)	(5,490)	(7,033)	1,543	(22)
Placement fees and other interest income	152,584	167,961	(15,377)	(9)
Other revenues	109,792	118,204	(8,412)	(7)
Personnel	(621,062)	(531,920)	(89,142)	17
Net write-offs	—	(468)	468	(100)
Indemnified and repurchased loan expenses	(20,758)	(10,573)	(10,185)	96
Asset impairments and other expenses	(32,531)	(1,181)	(31,350)	2,655
Other operating expenses (1)	(116,920)	(113,415)	(3,505)	3
Net income (loss) from noncontrolling interests and temporary equity holders	(738)	7,209	(7,947)	(110)
Adjusted EBITDA	$262,616	$328,549	$(65,933)	(20)
(1)	Other operating expenses includes a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $8.2 million and $15.8 million for the years ended December 31, 2025 and 2024, respectively.

The increase in origination fees was primarily related to an increase in the overall debt financing volumes year over year. Servicing fees increased mainly due to an increase in the average balance of the servicing portfolio. Property sales broker fees increased largely as a result of an increase in property sales volume year over year. Placement fees and other interest income decreased primarily as a result of lower average fee arrangements with our financial partners. Other revenues decreased primarily due to a decrease in the gain on sale of an asset in our affordable operations in 2024 with no comparable activity in 2025, partially offset by an increase in investment banking revenues, prepayment fees, and various other revenue categories. Personnel costs increased largely due to increases in variable compensation costs for our salespeople as a result of our higher transaction volumes and salaries and benefits due to higher average headcount. Indemnified and repurchased loan expenses increased due to an increase in repurchase costs and repurchased loan operating costs. Asset impairment and other expenses increased due to increases in asset impairments and investment charges. The decrease in losses attributed to noncontrolling interests is largely the result of a change in the ownership of an entity producing losses in 2024. As part of a larger transaction with the noncontrolling interest holder, we regained full control of the entity at the end of 2024. The remaining noncontrolling interests in 2025 are insignificant.

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

Years Ended December 31, 2025 Compared to Years Ended December 31, 2024

The following table presents a year-over-year comparison of the significant components of cash flows for the year ended December 31, 2025 and 2024.

SIGNIFICANT COMPONENTS OF CASH FLOWS – 2025 COMPARED TO 2024

CONSOLIDATED

	For the year ended December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Net cash provided by (used in) operating activities	$(664,310)	$129,359	$(793,669)	(614)%
Net cash provided by (used in) investing activities	(77,341)	(38,135)	(39,206)	103
Net cash provided by (used in) financing activities	758,128	(154,729)	912,857	(590)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	344,375	327,898	16,477	5

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(833,763)	$(23,629)	$(810,134)	3,429%
Net cash provided by (used in) operating activities, excluding loan origination activity	169,453	152,988	16,465	11

Cash flows from (used in) investing activities
Capital invested in equity-method investments	$(26,547)	$(19,406)	$(7,141)	37%
Principal collected on loans held for investment	—	55,701	(55,701)	(100)
Purchases of pledged AFS securities, net of proceeds from prepayments	(20,366)	(41,857)	21,491	(51)
Originations and repurchase of loans held for investment	(24,381)	(37,928)	13,547	(36)
Other investing activities, net	9,725	18,316	(8,591)	(47)

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$824,546	$33,705	$790,841	2,346%
Repayments of interim warehouse notes payable	—	(25,585)	25,585	(100)
Borrowings of corporate notes payable	398,875	—	398,875	N/A
Repayments of corporate notes payable	(331,856)	(8,019)	(323,837)	4,038
Payment of contingent consideration	(12,347)	(34,317)	21,970	(64)
Debt issuance costs	(16,011)	(2,442)	(13,569)	556

Operating Activities

Cash provided by (used in) operating activities changed due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The increase in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $833.8 million in 2025 compared to $23.6 million in 2024.
(ii)	Other activities. Cash flows provided by other operating activities were $169.5 million in 2025, up from $153.0 million in 2024. The primary reasons for the change were a smaller reduction in cash from changes in other assets and receivables of $58.1 million, a decrease in the adjustments for fair value adjustments to contingent consideration liabilities of $42.1 million and an increase in the adjustment for loan repurchase losses of $20.1 million, partially offset by a $44.0 million decrease in net income before noncontrolling interests and temporary equity holders, a $26.1 million increase in adjustments for MSR income, and a $33.0 million decrease in the adjustment for goodwill impairment.

Investing Activities

Cash provided by (used in) investing activities changed due to:

(i)	Capital invested in equity-method investments: Capital invested in equity-method investments increased as we received more capital calls on our equity method investments in 2025 than in 2024.

(ii)	Principal collected on loans held for investment. The principal collected on loans held for investment decreased, as we have been winding down our Interim Loan Program (“ILP”) loans over the past several years as our transitional lending opportunities have been funded using third-party capital raised by our investment management business, WDIP. As of the beginning of 2025, we had no ILP loans on our balance sheet, compared to two loans as of the beginning of 2024.
(iii)	Other investing activities, net. The decrease in cash provided was primarily due to a decrease in distributions from our Interim Program JV as the JV is winding down.

Partially offsetting the aforementioned changes that decreased cash were the following activities that increased cash:

(i)	AFS securities. Prepayment of AFS securities increased in 2025, while purchases declined slightly during the year.
(ii)	Originations and repurchase of loans held for investment. The decrease was primarily due to the origination of a short-term bridge loan in 2024 with no comparable activity in 2025.

Financing Activities

Cash provided by (used in) financing activities changed due to:

(i)	Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in net cash used in loan origination activity.
(ii)	Repayments of interim warehouse notes payable. The change in repayments of interim warehouse notes payable was related to the aforementioned decrease in principal collected on loans held for investment as we use borrowings to fund interim loan program loans held for investment. Due to no loans held for investment under our interim loan program outstanding in 2025, we also had no outstanding borrowings to repay.
(iii)	Borrowings of corporate notes payable. The increase was attributable to the issuance of our Senior Notes in 2025 to pay down our Term Loan, with no comparable activity in 2024.
(iv)	Payment of contingent consideration. The decrease was due to lower achievement of performance-based earnouts related to historical acquisitions in 2025 compared to 2024.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)	Repayments of corporate notes payable. The increase was largely due to using $328.5 million of the $400.0 million proceeds from the issuance of our Senior Notes to pay down our Term Loan in 2025, with no comparable activity in 2024.
(ii)	Debt issuance costs. The increase in debt issuance costs paid was driven by the aforementioned issuance of the Senior Notes and amendment of the Term Loan, with no comparable activity in 2024.

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

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the year ended
Transaction Volume (in thousands)	December 31,		Dollar	Percentage
Components of Debt Financing Volume	2025	2024	Change	Change
Fannie Mae	$9,552,425	$7,641,161	$1,911,264	25%
Freddie Mac	8,248,816	5,227,550	3,021,266	58
Ginnie Mae ̶ HUD	915,524	588,529	326,995	56
Brokered(1)	22,076,680	16,093,776	5,982,904	37
Total Debt Financing Volume	$40,793,445	$29,551,016	$11,242,429	38%
Property sales volume	13,349,892	9,751,223	3,598,669	37
Total Transaction Volume	$54,143,337	$39,302,239	$14,841,098	38%

Key Performance Metrics (dollars in thousands, except per share data)
Net income	$89,819	$66,664	23,155	35%
Adjusted EBITDA(2)	(16,980)	(28,258)	11,278	(40)
Diluted EPS	2.62	1.97	0.65	33
Operating margin	19%	17%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.83%	0.92%
MSR income, as a percentage of Agency debt financing volume	0.96	1.14
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS–2025 COMPARED TO 2024

CAPITAL MARKETS

	For the year ended
(in thousands)	December 31,		Dollar	Percentage
Revenues	2025	2024	Change	Change
Origination fees	$336,947	$271,996	$64,951	24%
MSR income	179,681	153,593	26,088	17
Property sales broker fees	83,519	60,583	22,936	38
Net warehouse interest income (expense), loans held for sale	(5,490)	(8,780)	3,290	(37)
Other revenues	52,293	47,449	4,844	10
Total revenues	$646,950	$524,841	$122,109	23

Expenses
Personnel	$475,286	$399,256	$76,030	19%
Amortization and depreciation	4,579	4,551	28	1
Interest expense on corporate debt	17,506	19,489	(1,983)	(10)
Goodwill impairment	—	33,000	(33,000)	(100)
Fair value adjustments to contingent consideration liabilities	—	(39,491)	39,491	(100)
Asset impairments and other expenses	2,742	460	2,282	496
Other operating expenses	21,162	20,284	878	4
Total expenses	$521,275	$437,549	$83,726	19
Income (loss) before taxes	$125,675	$87,292	$38,383	44
Income tax expense (benefit)	35,019	20,275	14,744	73
Net income (loss) before noncontrolling interests	$90,656	$67,017	$23,639	35
Less: net income (loss) from noncontrolling interests	—	353	(353)	(100)
Less: net income (loss) attributable to temporary equity holders	837	—	837	N/A
Net income (loss)	$89,819	$66,664	$23,155	35

Revenues

Origination fees and MSR Income. The following tables provide additional information that helps explain changes in origination fees and MSR income year over year:

	For the year ended December 31,
Debt Financing Volume by Product Type	2025	2024
Fannie Mae	24%	26%
Freddie Mac	20	18
Ginnie Mae - HUD	2	2
Brokered	54	54

	For the year ended December 31,		Basis Point	Percentage
Mortgage Banking Details (basis points)	2025	2024	Change	Change
Origination Fee Rate (1)	83	92	(9)	(10)
Agency MSR Rate (2)	96	114	(18)	(16)
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR Income as a percentage of Agency debt financing volume.

The increase in origination fees was primarily the result of the 38% increase in debt financing volume, partially offset by a nine-basis-point decrease in our origination fee rate. The decrease in the origination fee rate was primarily attributable to our Freddie Mac debt financing volume, which had a 25% decline in origination fee rate year over year. During 2025, 52% of Freddie Mac debt financing volume was for loans with balances of $50 million or greater compared to 31% in 2024. Additionally, we originated a large Fannie Mae portfolio during the second quarter of 2025, with no comparable activity in 2024, contributing to the decline in origination fee rates. Large portfolios typically have lower origination fee rates than non-portfolio transactions.

The increase in our MSR income was similarly primarily driven by the increase in Agency debt financing volume, partially offset by a 15% decrease in the weighted-average servicing fee (“WASF”), and a 7% decrease in the weighted average loan term on Fannie Mae debt financing volume. The WASF and weighted average loan term are two key inputs into the estimated fair value of MSR income. The decrease in the WASF was driven by (i) a competitive environment, and (ii) the aforementioned large Fannie Mae portfolio originated during the second quarter of 2025 as large portfolios typically have lower servicing fees than non-portfolio transactions. The decrease in the weighted average loan term is driven by our borrowers are opting for shorter loan terms for several reasons: (i) shorter duration loans have lower coupon rates than longer duration loans, all else equal, (ii) a lower cost of funds generally results in higher loan proceeds, and (iii) more institutional borrowers are matching loan duration with the duration of their limited partner equity capital, which is generally less than ten years. We expect loan terms to remain at the shorter end of historical ranges for the foreseeable future.

Property sales broker fees. The increase in property sales broker fees was driven principally by the 37% increase in the property sales volumes period over period.

Other revenues. The increase was principally due to a $5.8 million increase in investment banking revenues. Investment banking revenues increased primarily due to more M&A transactions in 2025 compared to 2024.

Expenses

Personnel. The increase was primarily due to (i) a $64.3 million increase in commission costs resulting from increased origination fees, property sales broker fees, and investment banking revenues, (ii) a $10.1 million increase in salaries and benefits largely related to a 5% increase in average segment headcount, and (iii) a $3.2 million increase in severance expense largely as a result of the separation of several underperforming producers.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Goodwill impairment. Goodwill impairment decreased as an impairment was recorded in 2024 without a similar impairment in 2025, due to improved performance of the reporting unit.

Fair value adjustments to contingent consideration liabilities. The decrease was driven by a decrease in the fair value adjustment to contingent consideration liabilities (“CCL”) related to an impaired reporting unit. In 2024, we wrote down to zero the CCL related to a large acquisition due to performance that lagged far behind the earnout targets. There was no comparable activity in 2025, and the earnout period expired on December 31, 2025 for that transaction so there will be no further adjustments to the CCL.

Income tax expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income before taxes, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the year ended
	December 31,
(in thousands)	2025	2024
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$89,819	$66,664
Income tax expense (benefit)	35,019	20,275
Interest expense on corporate debt	17,506	19,489
Amortization and depreciation	4,579	4,551
Stock-based compensation expense	14,514	15,856
Goodwill impairment, net of contingent consideration liability fair value adjustments (1)	—	(1,500)
Write-off of unamortized issuance costs from corporate debt paydown (2)	1,264	—
MSR income	(179,681)	(153,593)
Adjusted EBITDA	$(16,980)	$(28,258)
(1)	For the year ended December 31, 2024, included goodwill impairment of $33.0 million and contingent consideration fair value adjustment of $34.5 million, with no comparable activity for the year ended December 31, 2025.
(2)	Presented as a component of Asset impairments and other expenses on the Consolidated Statements of Income

The following table presents a year-over-year comparison of the components of CM adjusted EBITDA for the years ended December 31, 2025 and 2024.

ADJUSTED EBITDA – 2025 COMPARED TO 2024

CAPITAL MARKETS

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$336,947	$271,996	$64,951	24%
Property sales broker fees	83,519	60,583	22,936	38
Net warehouse interest income (expense), loans held for sale	(5,490)	(8,780)	3,290	(37)
Other revenues	52,293	47,096	5,197	11
Personnel	(460,772)	(383,400)	(77,372)	20
Asset impairments and other expenses	(1,478)	(460)	(1,018)	221
Other operating expenses (1)	(21,162)	(15,293)	(5,869)	38
Net income (loss) from noncontrolling interests and temporary equity holders	(837)	—	(837)	N/A
Adjusted EBITDA	$(16,980)	$(28,258)	$11,278	(40)
(1)	Other operating expenses included a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $5.0 million for the year ended December 31, 2024, with no comparable activity for the year ended December 31, 2025.

Origination fees increased due to an increase in our overall debt financing volume, partially offset by a decrease in our origination fee rate. Property sales broker fees increased largely as a result of the growth in property sales volumes. Other revenues increased primarily due to an increase in investment banking revenues. The increase in personnel expense was primarily due to increased commission and other production incentive costs due to the increase in origination fees combined with an increase in salaries and benefits due to higher average headcount for the segment and increased severance expense. Other operating expenses decreased due to a beneficial adjustment to contingent consideration liabilities in 2024 with no comparable activity in 2025.

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

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of December 31,		Dollar	Percentage
Managed Portfolio (in thousands)	2025	2024	Change	Change
Components of Servicing Portfolio
Fannie Mae	$72,708,372	$68,196,744	$4,511,628	7%
Freddie Mac	42,595,441	39,185,091	3,410,350	9
Ginnie Mae–HUD	11,563,020	10,847,265	715,755	7
Brokered(1)	17,111,320	17,057,912	53,408	0
Total Servicing Portfolio	$143,978,153	$135,287,012	$8,691,141	6%
Assets under management	18,631,100	18,423,463	207,637	1
Total Managed Portfolio	$162,609,253	$153,710,475	$8,898,778	6%

	For the year ended
(dollars in thousands, except per share data)	December 31,		Dollar	Percentage
Key Volume and Performance Metrics	2025	2024	Change	Change
Equity syndication volume(2)	$384,284	$404,554	$(20,270)	(5)%
Principal Lending and Investing debt financing volume(3)	690,250	603,650	86,600	14
Net income	85,112	157,750	(72,638)	(46)
Adjusted EBITDA(4)	419,049	485,382	(66,333)	(14)
Diluted EPS	2.48	4.65	(2.17)	(47)
Operating margin	21%	33%

	As of December 31,
Key Servicing Portfolio Metrics	2025	2024
Custodial escrow deposit balance (in billions)	$3.1	$2.7
Weighted-average servicing fee rate (basis points)	23.6	24.2
Weighted-average remaining servicing portfolio term (years)	7.2	7.7

	As of December 31,
(in thousands)	2025		2024
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,870,450	$15,894,745	$6,918,336	$15,908,895
Equity funds	926,954	926,954	965,011	965,011
Debt funds(5)	985,283	1,809,401	856,406	1,549,557
Total	$8,782,687	$18,631,100	$8,739,753	$18,423,463

(1)	Brokered loans serviced primarily for life insurance companies.
(2)	Amount of equity called and syndicated into LIHTC funds.
(3)	Comprised solely of WDIP separate account originations.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.
(5)	As of December 31, 2025, included $36.5 million and $33.0 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds. As of December 31, 2024, includes $46.0 million and $173.0 million of equity under management and assets under management, respectively, of Interim program JV loans. The remainder was composed of WDIP debt funds.

FINANCIAL RESULTS – 2025 COMPARED TO 2024

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Origination fees	$5,202	$4,566	$636	14%
Servicing fees	337,442	325,644	11,798	4
Investment management fees	34,629	36,976	(2,347)	(6)
Net warehouse interest income, loans held for investment	—	1,747	(1,747)	(100)
Placement fees and other interest income	137,864	153,350	(15,486)	(10)
Other revenues	51,427	69,366	(17,939)	(26)
Total revenues	$566,564	$591,649	$(25,085)	(4)

Expenses
Personnel	$89,552	$83,050	$6,502	8%
Amortization and depreciation	225,640	226,067	(427)	(0)
Provision (benefit) for credit losses	9,586	10,839	(1,253)	(12)
Interest expense on corporate debt	41,345	43,834	(2,489)	(6)
Fair value adjustments to contingent consideration liabilities	(8,243)	(10,830)	2,587	(24)
Indemnified and repurchased loan expenses	40,850	10,573	30,277	286
Asset impairments and other expenses	28,584	721	27,863	3,864
Other operating expenses	21,398	31,770	(10,372)	(33)
Total expenses	$448,712	$396,024	$52,688	13
Income (loss) before taxes	$117,852	$195,625	$(77,773)	(40)
Income tax expense (benefit)	32,839	45,437	(12,598)	(28)
Net income (loss) before noncontrolling interests	$85,013	$150,188	$(65,175)	(43)
Less: net income (loss) from noncontrolling interests	$(99)	$(7,562)	$7,463	(99)
Net income (loss)	$85,112	$157,750	$(72,638)	(46)

Revenues

Servicing fees. The increase was entirely attributable to an increase in the average balance of the servicing portfolio period over period as shown below. The increase in the average servicing portfolio was driven primarily by the $4.5 billion and $3.4 billion increase in Fannie Mae and Freddie Mac loans serviced, respectively.

Servicing Fees Details (in thousands)	2025	2024	Change	Change
Average Servicing Portfolio	$138,023,295	$132,981,178	$5,042,117	4%
Average Servicing Fee (basis points)	24.1	24.1	-	-

Placement fees and other interest income.  The decrease was driven primarily by a decrease in our placement fees on escrow deposits of $23.9 million, partially offset by a $7.8 million increase in interest income from short-term loans to our affordable joint ventures due to an increase in the balance of loans outstanding year over year. The primary driver in the decrease in placement fees was a decline in the placement fee rates on escrow deposits as a result of lower short-term interest rate environment in 2025 compared to 2024, partially offset by a slight increase in the average escrow balance year over year.

Other revenues. The decrease was primarily due to a $23.2 million decrease from the sale of an asset in our affordable subsidiary in 2024 with no comparable activity in 2025, partially offset by a $5.6 million increase in prepayment fees. The increase in prepayment fees was primarily attributable to the higher refinancing volume within our servicing portfolio in 2025 compared to 2024 due to the more stable interest rate environment and macroeconomic environment for multifamily properties.

Expenses

Personnel. The increase was primarily the result of increases in salaries and benefits and subjective bonuses of $3.8 million combined with a $1.7 million increase in severance expense. The increase in salaries, benefits and bonus were due to normal annual adjustments and an increase in the average segment headcount. Severance expenses increased primarily due to the separation of several underperforming producers.

Interest expense on corporate debt. Interest expense on corporate debt is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s use of that corporate debt. The discussion of our consolidated results above has additional information related to the increase in interest expense on corporate debt.

Indemnified and repurchased loan expenses. The increase was primarily driven by a $20.1 million increase in loan repurchase losses combined with a $10.2 million increase in repurchase costs and operating costs. As discussed in NOTE 5 of the consolidated financial statements, we received repurchase requests for two loan portfolios with an aggregate UPB of $100.0 million, and we believe that it is probable that we will receive an additional repurchase request for another $34.3 million of loans. In 2024, our repurchase requests were for an aggregate UPB that was less than 2025, resulting in smaller loan repurchase losses in 2024. Similarly, repurchase costs and repurchased loan operating costs increased due to the increase in repurchase request UPB.

Asset impairments and other expenses. The increase was primarily driven by (i) $26.1 million in investment impairments at one of our LIHTC subsidiaries due to continuing underperformance in the investments and (ii) a $2.5 million write off of unamortized debt issuance costs associated with the paydown of our corporate debt in 2025. The $26.1 million of investment impairments consisted of (i) $13.6 million of impairment of real estate held for use, (ii) $5.0 million of impairment of an equity-method investment, and (iii) a $7.5 million accrual for losses expected on disposition of certain affordable assets. All of the 2025 activity had minimal or no comparable activity in 2024.

Other operating expenses. The decrease was due to a $5.9 million decrease and a $3.0 million decrease in professional fees and miscellaneous expenses, respectively. The decrease in professional fees was driven by a decline in legal costs at our LIHTC subsidiary that are correlated with the declines in equity syndication volumes.

Income tax expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income before taxes, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Net Income (Loss) from Noncontrolling Interests. The decrease in losses attributed to noncontrolling interests is the result of a change in the ownership of an entity producing losses in 2024. As part of a larger transaction with the noncontrolling interest holder, we regained full control of the entity at the end of 2024. The remaining noncontrolling interests in 2025 are insignificant.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,
(in thousands)	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$85,112	$157,750
Income tax expense (benefit)	32,839	45,437
Interest expense on corporate debt	41,345	43,834
Amortization and depreciation	225,640	226,067
Provision (benefit) for credit losses	9,586	10,839
Loan repurchase losses (1)	20,092	—
Net write-offs	—	(468)
Stock-based compensation expense	1,906	1,923
Write-off of unamortized issuance costs from corporate debt paydown (2)	2,529	—
Adjusted EBITDA	$419,049	$485,382
(1)	Presented as a component of Indemnified and repurchased loan expenses on the Consolidated Statements of Income.
(2)	Presented as a component of Asset impairments and other expenses on the Consolidated Statements of Income.

The following table presents a year-over-year comparison of the components of SAM adjusted EBITDA for the years ended December 31, 2025 and 2024.

ADJUSTED EBITDA – 2025 COMPARED TO 2024

SERVICING & ASSET MANAGEMENT

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Origination fees	$5,202	$4,566	$636	14%
Servicing fees	337,442	325,644	11,798	4
Investment management fees	34,629	36,976	(2,347)	(6)
Net warehouse interest income (expense), loans held for investment	—	1,747	(1,747)	(100)
Placement fees and other interest income	137,864	153,350	(15,486)	(10)
Other revenues	51,427	69,366	(17,939)	(26)
Personnel	(87,646)	(81,127)	(6,519)	8
Net write-offs	—	(468)	468	(100)
Indemnified and repurchased loan expenses	(20,758)	(10,573)	(10,185)	96
Asset impairments and other expenses	(26,055)	(721)	(25,334)	3,514
Other operating expenses (1)	(13,155)	(20,940)	7,785	(37)
Net income (loss) from noncontrolling interests	99	7,562	(7,463)	(99)
Adjusted EBITDA	$419,049	$485,382	$(66,333)	(14)
(1)	Other operating expenses includes a beneficial adjustment for the fair value of contingent consideration liability not related to a goodwill impairment triggering event of $8.2 million and $10.8 million for the year ended December 31, 2025 and 2024, respectively.

Servicing fees increased due to growth in the average balance of the servicing portfolio period over period as a result of loan originations. Placement fees and other interest income decreased primarily due to decrease in the placement fee rate due to the interest rate environment, partially offset by an increase in interest income from short-term loans to our affordable joint ventures. Other revenues decreased primarily due to the gain on equity method investments from the sale of a property in a fund in 2024 with no comparable activity in 2025. Personnel increased primarily due to an increase in salaries and benefit costs and subjective bonus compensation due primarily to an increase in average segment headcount. Indemnified and repurchased loan expenses increased due to an increase in repurchase costs and operating costs. Asset impairments and other expenses increased primarily due to investment impairments taken in 2025.

Corporate

The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. Our treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). We do not allocate costs from these support functions to its other segments in presenting segment operating results. We do allocate interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income before taxes at each segment, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

FINANCIAL RESULTS – 2025 COMPARED TO 2024

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Revenues
Other interest income	$14,720	$14,611	$109	1%
Other revenues	6,072	1,389	4,683	337
Total revenues	$20,792	$16,000	$4,792	30

Expenses
Personnel	$82,971	$76,940	$6,031	8%
Amortization and depreciation	8,463	6,931	1,532	22
Interest expense on corporate debt	5,864	6,363	(499)	(8)
Asset impairments and other expenses	5,420	—	5,420	N/A
Other operating expenses	82,603	77,182	5,421	7
Total expenses	$185,321	$167,416	$17,905	11
Income (loss) before taxes	$(164,529)	$(151,416)	$(13,113)	9
Income tax expense (benefit)	(45,845)	(35,169)	(10,676)	30
Net income (loss)	$(118,684)	$(116,247)	$(2,437)	2

Diluted EPS	(3.46)	(3.43)	(0.03)	1
Adjusted EBITDA	$(139,453)	$(128,575)	$(10,878)	8%

Revenues

Other revenues. The increase was primarily due to a change to income from equity method investments in 2025 compared to loss from equity method investments in 2024.

Expenses

Personnel. The increase was primarily the result of a $10.7 million increase in salaries and benefits, partially offset by a $4.5 million decrease in subjective bonuses. The increase in salaries and benefits was mostly driven by the 11% increase in average segment headcount year over year to support the growth of the business, particularly in emerging markets, and our technology strategy. The decrease in subjective bonus compensation was primarily due to our financial performance.

Asset impairments and other expenses. The increase was driven by increased legal and other professional fees related to company investigations into repurchased or indemnified loans, and third-party due diligence costs associated with an acquisition that did not close.

Other operating expenses. The increase was driven by a $2.6 million increase in software expense to support the Company’s growth in 2025, a $1.2 million increase in travel and entertainment, and a $1.0 million increase in marketing costs.

Income tax expense. Income tax expense is determined at a consolidated corporate level and allocated to each segment proportionally based on each segment’s income before taxes, except for significant, one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the year ended
	December 31,
(in thousands)	2025	2024
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$(118,684)	$(116,247)
Income tax expense (benefit)	(45,845)	(35,169)
Interest expense on corporate debt	5,864	6,363
Amortization and depreciation	8,463	6,931
Stock-based compensation expense	10,327	9,547
Write-off of unamortized issuance costs from corporate debt paydown (1)	422	—
Adjusted EBITDA	$(139,453)	$(128,575)
(1)	Presented as a component of Asset impairments and other expenses on the Consolidated Statements of Income.

The following table presents a year-over-year comparison of the components of Corporate adjusted EBITDA for the years ended December 31, 2025 and 2024.

ADJUSTED EBITDA – 2025 COMPARED TO 2024

CORPORATE

	For the year ended
	December 31,		Dollar	Percentage
(in thousands)	2025	2024	Change	Change
Other interest income	$14,720	$14,611	$109	1%
Other revenues	6,072	1,389	4,683	337
Personnel	(72,644)	(67,393)	(5,251)	8
Asset impairments and other expenses	(4,998)	—	(4,998)	N/A
Other operating expenses	(82,603)	(77,182)	(5,421)	7
Adjusted EBITDA	$(139,453)	$(128,575)	$(10,878)	8

Other revenues increased due to an increase in income from equity method investments. The increase in personnel expense was primarily due to increased salaries and benefits expense due to an increase in average segment headcount during 2025, partially offset by a decrease in subjective bonuses due to our financial performance. Asset impairments and other expenses increased due to increased legal and professional fees. Other operating expenses increased largely as a result of increased software costs and travel and entertainment expense.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of December 31, 2025. The net worth requirement is derived primarily from unpaid balances on Fannie Mae loans and the level of risk-sharing. As of December 31, 2025, the net worth requirement was $350.4 million, and our net worth was $1.0 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2025, we were required to maintain at least $69.7 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders. As of December 31, 2025, we had operational liquidity of $290.6 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.67 per share each quarter of 2025, which is 3% higher than the quarterly dividend paid in each quarter of 2024. Over the past three years, we have returned $265.3 million to investors through cash dividend payments. In February 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the first quarter of 2026, a 1.5% increase over the 2025 quarterly dividend. The dividend will be paid on March 27, 2026 to all holders of record of our restricted and unrestricted common stock as of March 13, 2026.

Additionally, over the past three years, we have invested $72.8 million in acquisitions, primarily through the payment of earnouts related to acquisitions that closed in 2021 and 2022. We continually seek opportunities to complete additional acquisitions if we believe the economics are favorable. Over the past two years, we have also used $75.2 million to fund loan repurchases with the GSEs.

In February 2025, our Board of Directors approved a stock repurchase program that permitted the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 21, 2025. Through December 31, 2025, we did not repurchase any shares under the 2025 stock repurchase program and had $75.0 million of remaining capacity under that program. In February 2026, our Board of Directors again approved a stock repurchase program that permits the repurchase of up to $75.0 million shares of our common stock over a 12-month period beginning February 26, 2026.

We have contractual obligations to make future cash payments on lease agreements on our various offices of $127.4 million over the next 11 years as of December 31, 2025. NOTE 15 in the consolidated financial statements contains additional details related to future lease payments. We have contractual obligations to repay short-term and long-term debt. The total principal balance for such debt was $2.3 billion as of December 31, 2025, of which $1.4 billion will be repaid with the proceeds from the sale of loans held for sale. NOTE 7 in the consolidated financial statements contains additional details related to these future debt payments. The expected interest associated with long-term debt obligations is $62.2 million in 2026, $51.6 million in 2027, $51.3 million in 2028, $51.1 million in 2029, and $50.9 million in 2030. The future interest for long-term debt is based on a variable rate; therefore, the preceding interest payments are calculated based on the effective interest rate as of December 31, 2025.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency mortgage-backed securities (“MBS”) are discounted 4% for purposes of calculating compliance with the collateral requirements. As of December 31, 2025, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $202.7 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the December 31, 2025 collateral requirements as outlined above. As of December 31, 2025, reserve requirements for the December 31, 2025 DUS loan portfolio will require us to fund $99.7 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS

Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of December 31, 2025.

Sources of Liquidity: Warehouse Facilities and Corporate Notes Payable

Warehouse Facilities

We utilize a combination of warehouse facilities and notes payable to provide funding for our operations. We utilize warehouse facilities to fund our Agency Lending. Our ability to originate Agency mortgage loans depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement including the affirmative and negative covenants, refer to “Warehouse Facilities” in NOTE 7 of the consolidated financial statements.

Corporate Notes Payable

For a detailed description of the terms of our various corporate debt instruments and related amendments, refer to “Corporate notes payable” in NOTE 7 of the consolidated financial statements.

The warehouse notes payable and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of December 31, 2025.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	December 31,
	2025	2024
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$65,087,136	$59,304,888
Fannie Mae Modified Risk	7,621,236	8,891,856
Freddie Mac Modified Risk	15,000	15,000
Total risk-sharing servicing portfolio	$72,723,372	$68,211,744

Non-risk-sharing servicing portfolio:
Freddie Mac No Risk	$42,580,441	$39,170,091
GNMA - HUD No Risk	11,563,020	10,847,265
Brokered	17,111,320	17,057,912
Total non-risk-sharing servicing portfolio	$71,254,781	$67,075,268
Total loans serviced for others	$143,978,153	$135,287,012

Loans held for investment (full risk)	$36,926	$36,926
Indemnification reserves	23,920	5,527
Interim Program JV Managed Loans(1)	32,965	173,315

At-risk servicing portfolio(2)	$68,649,960	$63,365,672
Maximum exposure to at-risk portfolio(3)	14,052,667	12,893,593
Defaulted loans(4)	158,821	41,737

Defaulted loans as a percentage of the at-risk portfolio	0.23%	0.07%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.05	0.04
Allowance for risk-sharing as a percentage of maximum exposure	0.27	0.22
(1)	As of December 31, 2025 and 2024, this balance consisted entirely of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV which was $5.5 million and $6.9 million at December 31, 2025 and 2024, respectively. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

Fannie Mae can double or triple our risk-sharing obligation if the loan does not meet specific underwriting criteria or if a loan defaults within 12 months of its sale to Fannie Mae. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing obligation from the levels described above. At times, we have, and may in the future, agree to a higher risk-sharing percentage (up to 100% of UPB) after origination and under limited circumstances.

We have a loss-sharing arrangement with Freddie Mac related to SBL loans that is only applicable to SBL loans that are pre-securitized and outstanding for more than 12 months. If a loan defaults prior to securitization, we are required to share the losses with Freddie Mac. Our loss-sharing arrangement is a 10% top loss, meaning that we are responsible for the first 10% of the losses incurred on such defaulted loans. We had three defaulted loans with allowances in our portfolio that were awaiting final resolution as of December 31, 2025. We received an insignificant loss settlement notice from Freddie Mac in the first quarter of 2026 and paid the loss settlement accordingly.

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

The allowance for risk-sharing obligations related to our $67.5 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac SBL defaulted loans as of December 31, 2025 was $25.0 million compared to $24.2 million as of December 31, 2024.

As of December 31, 2025, 14 loans (11 Fannie Mae loans and three Freddie Mac SBL loans) were in default with an aggregate UPB of $158.8 million compared to six loans (three Fannie Mae loans and three Freddie Mac SBL loans) with an aggregate UPB of $41.7 million that were in default as of December 31, 2024. The collateral-based reserve on defaulted loans was $12.6 million and $4.0 million as of December 31, 2025 and December 31, 2024, respectively. We had a provision for risk-sharing obligations of $9.4 million for the year ended December 31, 2025 and a benefit for risk-sharing obligations of $974 thousand for the year ended December 31, 2024.

For the ten-year period from January 1, 2016 through December 31, 2025, we recognized net write-offs of risk-sharing obligations of $9.2 million, or an average of less than one basis point annually of the average at risk Fannie Mae portfolio balance.

We are obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that we provide in connection with the sale of the loans through these programs are breached. In lieu of repurchasing a loan directly from the GSEs, we have entered into Indemnification and Repurchase Agreements. These indemnification agreements delay the requirement to repurchase the loan for periods of up to two years, and in exchange we fund a collateral reserve generally equal to 20% of the unpaid principal balance of the loan and pay a financing fee to the GSE for the uncollateralized portion of the unpaid principal balance. When we agree to repurchase or indemnify the GSEs, we are required to report the loan or underlying collateral as an asset and the related obligation to repurchase the loans or indemnification liability to the GSE as a liability on our Consolidated Balance Sheets. NOTE 5 in the consolidated financial statements provides additional details related to our repurchase and indemnification activity over the past two years. NOTE 2 contains additional details related to our accounting policy for repurchased and indemnified loans.

Over the past two years, we have repurchased, indemnified or expect to indemnify the GSEs for $221.6 million of loans. The uncollateralized portion of the indemnification agreements was $60.7 million, and $46.9 million at December 31, 2025 and 2024, respectively. These loans in 2025 and 2024 are the only repurchase obligations in our history, and we have not yet realized any credit losses associated with these repurchase obligations.

New/Recent Accounting Pronouncements

NOTE 2 in the consolidated financial statements in Item 15 of Part IV in this 10-K contains a description of the accounting pronouncements that the Financial Accounting Standards Board has issued and that have the potential to impact us but have not yet been adopted by us. There were no other accounting pronouncements issued during 2025 that have the potential to impact our consolidated financial statements.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 364 basis points and 433 basis points as of December 31, 2025 and 2024, respectively.   The following table shows the impact on our annual placement fees revenues due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of December 31,
Change in annual placement fee revenue due to:	2025	2024
100 basis point increase in EFFR	$31,395	$26,938
100 basis point decrease in EFFR	(31,395)	(26,938)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 387 basis points and 449 basis points as of December 31, 2025 and 2024, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of December 31,
Change in annual net warehouse interest income due to:	2025	2024
100 basis point increase in SOFR	$(14,450)	$(6,196)
100 basis point decrease in SOFR	14,450	6,196

All of our Corporate Debt is effectively based on Adjusted Term SOFR as of December 31, 2025. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of December 31, 2025 and 2024, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of December 31,
Change in annual income before taxes due to:	2025	2024
100 basis point increase in SOFR	$(8,466)	$(7,785)
100 basis point decrease in SOFR	8,466	7,785

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $39.4 million as of December 31, 2025, compared to $41.9 million as of December 31, 2024. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $49.7 million as of December 31, 2025. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both December 31, 2025 and December 31, 2024, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item regarding directors, executive officers, corporate governance and our code of ethics is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Meeting of Stockholders to be held in 2026 (the “Proxy Statement”) under the captions “BOARD OF DIRECTORS AND CORPORATE GOVERNANCE” and “EXECUTIVE OFFICERS – Executive Officer Biographies.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated by reference, if applicable, to the material appearing in the Proxy Statement under the caption “VOTING SECURITIES OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT — Delinquent Section 16(a) Reports.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in this 10-K. See “Available Information.”

Walker & Dunlop has an insider trading policy governing the purchase, sale and other dispositions of Walker & Dunlop’s securities that applies to all personnel of Walker & Dunlop and its subsidiaries, including directors, officers and employees and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable NYSE listing standards. In addition, with regard to Walker & Dunlop’s trading in its own securities, it is the Company’s policy to comply with the Federal securities laws and the applicable NYSE listing standards. A copy of Walker & Dunlop’s insider trading policy is included as Exhibit 19.1 to this 10-K.

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

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Yavinsky, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6

Amendment No. 1 to Purchase Agreement, dated as of December 31, 2024, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horowitz (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

2.7††

Share Purchase Agreement, dated February 4, 2022, by and among Walker & Dunlop, Inc., WD-GTE, LLC, GeoPhy B.V. (“GeoPhy”), the several persons and entities constituting the holders of all of GeoPhy’s issued and outstanding shares of capital stock, and Shareholder Representative Services LLC, as representative of the Shareholders (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2	Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, Howard W. Smith, III and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022)

4.8

Indenture, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., the guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.1

Formation Agreement, dated January 30, 2009, by and among Green Park Financial Limited Partnership, Walker & Dunlop, Inc., Column Guaranteed LLC and Walker & Dunlop, LLC (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-168535) filed on August 4, 2010)

10.2†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.3†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.4†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.5†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.6†

Employment Agreement, dated May 14, 2020, between Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.7†

Amended and Restated Employment Agreement, dated May 4, 2022, by and between Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.8†

Employment Agreement, dated November 8, 2024, between Walker & Dunlop, Inc, and Daniel J. Groman (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

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

Form of Management Deferred Stock Unit Purchase Matching Program Deferred Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.9 to the Company’s Registration Statement on Form S-8 (File No. 333-279068) filed on May 2, 2024)

10.65

Performance Stock Unit Agreement under the 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025)

10.66†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and William M. Walker (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.67†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Howard W. Smith, III (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.68†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and John Rice (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.69†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Richard M. Lucas (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.70†

Indemnification Agreement, dated May 4, 2022, by and among Walker & Dunlop, Inc. and Gregory A. Florkowski (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022)

10.71†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Alan J. Bowers (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.72†

Indemnification Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Dana L. Schmaltz (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.73†

Indemnification Agreement, dated May 14, 2020, by and among Walker & Dunlop, Inc. and Paula A. Pryor (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-Q for the quarterly period ended June 30, 2020)

10.74†

Indemnification Agreement, dated March 3, 2013, between Walker & Dunlop, Inc. and Stephen P. Theobald (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2013)

10.75†

Indemnification Agreement, dated February 28, 2017, by and among Walker & Dunlop, Inc. and Michael J. Warren (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017)

10.76†

Indemnification Agreement, dated March 6, 2019, by and between Walked & Dunlop, Inc. and Ellen D. Levy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019)

10.77†

Indemnification Agreement, dated March 3, 2021, by and between Walked & Dunlop, Inc. and Donna C. Wells (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.78†	Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013)
10.79†

Indemnification Agreement, dated May 2, 2024, by and between Walker & Dunlop, Inc. and Jeffery R. Hayward (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.80†

Indemnification Agreement, dated June 9, 2024, by and between Walker & Dunlop, Inc. and Gary S. Pinkus (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.81†

Indemnification Agreement, dated November 8, 2024, by and among Walker & Dunlop, Inc. and Daniel J. Groman (incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.82

Indemnification Agreement, dated September 11, 2025, by and between Walker & Dunlop, Inc. and Ernest Freedman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025)

10.83†	Walker & Dunlop, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.84†

Amendment One to the Walker & Dunlop, Inc, Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)

10.85	Form of Trust Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2019)
10.86	Form of Trust Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023)
10.87

Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 11, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.88

First Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 15, 2017, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017)

10.89

Second Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 10, 2018, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2018)

10.90

Third Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 20, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2019)

10.91

Fourth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of September 6, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2019)

10.92

Fifth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 23, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

10.93

Sixth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of August 21, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2020)

10.94

Seventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of October 28, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

10.95

Eighth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of December 18, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2020)

10.96

Ninth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 15, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2021)

10.97

Tenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of June 8, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2021)

10.98

Eleventh Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 7, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2022)

10.99

Twelfth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of May 12, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2022)

10.100

Thirteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dates as of April 10, 2023, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2023).

10.101

Fourteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2024, by and among Walker & Dunlop, LLC Walker & Dunlop, Inc, and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2024).

10.102

Fifteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2025)

10.103

Sixteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of April 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2026)

10.104

Second Amended and Restated Guaranty and Suretyship Agreement, dated as of September 11, 2017, by Walker & Dunlop, Inc. in favor of PNC Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 13, 2017)

10.105

Master Repurchase Agreement, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.106

Guaranty, dated as of August 26, 2019, by Walker & Dunlop, Inc. in favor of JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.107

Side Letter, dated as of August 26, 2019, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.108

First Amendment to Master Repurchase Agreement, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.109

First Amendment to Side Letter, dated as of August 24, 2020, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JPMorgan Chase Bank, N.A., as Buyer (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 27, 2020)

10.110

Amendment No. 2 to Master Repurchase Agreement, dated as of August 23, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2021)

10.111

Amendment No. 3 to Master Repurchase Agreement, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.112

Amendment No. 4 to Master Repurchase Agreement, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.113

Amendment No. 5 to Master Repurchase Agreement, dated as of December 29, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2023)

10.114

Amendment No. 6 to Master Repurchase Agreement, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.115

Amendment No. 7 Master Repurchase Agreement, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc, and JPMorgan Chase bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.116

Amendment No. 8 to Master Repurchase Agreement, dated as of September 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2025)

10.117

Amended and Restated Letter, dated as of September 30, 2021, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 5, 2021)

10.118

Second Amended and Restated Side Letter, dated as of September 11, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 17, 2025)

10.119

Amendment No. 1 to Amended and Restated Letter, dated as of September 15, 2022, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2022)

10.120

Amendment No. 2 to Amended and Restated Letter, dated as of September 12, 2023, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2023)

10.121

Amendment No. 3 to Amended and Restated Letter, dated as of September 12, 2024, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2024)

10.122

Amendment No. 4 to Amended and Restated Side Letter, dated as of August 26, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2025)

10.123

Closing Side Letter, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.124

Registration Rights Agreement, dated as of September 4, 2012, by and between Walker & Dunlop, Inc. and CW Financial Services LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.125

Closing Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.126

Transfer and Joinder Agreement, dated as of September 4, 2012, by and among Walker & Dunlop, Inc., CW Financial Services LLC and Galaxy Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 10, 2012)

10.127††

Amended and Restated Credit Agreement, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., as borrower, the lenders referred to therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.128††

Amended and Restated Guarantee and Collateral Agreement, dated as of March 14, 2025, by and among Walker & Dun-lop, Inc., as borrower, certain subsidiaries of Walker & Dunlop, Inc., as subsidiary guarantors, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.129

Consent and Amendment, dated as of March 14, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 14, 2025).

10.130

Consent and Amendment, dated as of March 14, 2025, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and PNC Bank, National Association, as lender. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 14, 2025.)

10.131

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

10.132

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).
21*	List of Subsidiaries of Walker & Dunlop, Inc. as of December 31, 2025
23*	Consent of KPMG LLP (Independent Registered Public Accounting Firm)
31.1*	Certification of Walker & Dunlop, Inc.'s Chief Executive Offer Pursuant to Rule 13a-14(a)
31.2*	Certification of Walker & Dunlop, Inc.'s Chief Financial Offer Pursuant to Rule 13a-14(a)
32**	Certification of Walker & Dunlop, Inc.'s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Walker & Dunlop, Inc.

By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer
Date:	February 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William M. Walker	Chairman and Chief Executive	February 26, 2026
William M. Walker	Officer (Principal Executive Officer)

/s/ Ernest Freedman	Director	February 26, 2026
Ernest Freedman

/s/ Jeffery Hayward	Director	February 26, 2026
Jeffery Hayward

/s/ Ellen Levy	Director	February 26, 2026
Ellen Levy

/s/ Gary Pinkus	Director	February 26, 2026
Gary Pinkus

/s/ John Rice	Director	February 26, 2026
John Rice

/s/ Dana L. Schmaltz	Director	February 26, 2026
Dana L. Schmaltz

/s/ Donna Wells	Director	February 26, 2026
Donna Wells

/s/ Gregory A. Florkowski	Executive Vice President and Chief Financial	February 26, 2026
Gregory A. Florkowski	Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Walker & Dunlop, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial fair value measurement of mortgage servicing rights

As discussed in Notes 2 and 3 to the consolidated financial statements, the fair value of expected net cash flows from servicing, net of guaranty obligation presented on the consolidated statements of income and comprehensive income amounted to $180 million for the year ended December 31, 2025. At the loan commitment date, the fair value of expected net cash flows from servicing (the initial fair value of mortgage servicing rights) is recognized as a derivative asset on the consolidated balance sheets and reclassified as capitalized mortgage servicing rights at the loan sale date. The measurement of the fair value of mortgage servicing rights requires certain assumptions, including the estimated life of the loan, discount rate, earnings rate on the placement of escrows (placement fee rate) and servicing cost. The estimated net cash flows are discounted at a rate that reflects the credit and liquidity risk over the estimated life of the underlying loan (DCF method). The estimated life of the loan includes consideration of the prepayment provisions. The estimated placement fee rate associated with servicing the loan increases estimated future cash flows, and the estimated future cost to service the loan decreases estimated future cash flows.

We identified the assessment of the initial fair value measurement of mortgage servicing rights as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the fair value measurements due to the measurement uncertainty. Specifically, the assessment encompassed the evaluation of the key assumptions used in estimating the net cash flows for determining the initial fair value of mortgage servicing rights, which included the discount rate and placement fee rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the initial fair value of mortgage servicing rights, including controls over the: (1) identification and determination of the key assumptions (discount rate and placement fee rate) used in estimating the net cash flows, and (2) preparation and measurement of the initial fair value of mortgage servicing rights. We involved valuation professionals with specialized skills and knowledge to assist in developing an independent fair value using our internal calculation model and published assumptions from industry market survey data for comparable loan products and mortgage servicing rights. We compared our independently developed fair value estimate to the Company’s initial fair value of mortgage servicing rights.

/s/ KPMG LLP

We have served as the Company’s auditor since 2007.

McLean, Virginia
February 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Walker & Dunlop, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Walker & Dunlop, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

McLean, Virginia

February 26, 2026

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$299,315	$279,270
Restricted cash	22,772	25,156
Pledged securities, at fair value	224,954	206,904
Loans held for sale, at fair value	1,436,350	780,749
Mortgage servicing rights	808,145	852,399
Goodwill	868,710	868,710
Other intangible assets	141,877	156,893
Receivables, net	419,358	335,879
Committed investments in tax credit equity	241,401	313,230
Other assets	596,596	562,803
Total assets	$5,059,478	$4,381,993

Liabilities
Warehouse notes payable	$1,420,272	$781,706
Corporate notes payable	829,218	768,044
Allowance for risk-sharing obligations	37,546	28,159
Deferred tax liabilities, net	237,001	241,386
Commitments to fund investments in tax credit equity	219,949	274,975
Other liabilities	569,630	527,860
Total liabilities	$3,313,616	$2,622,130

Temporary Equity
Profit interests of a wholly owned subsidiary subject to possible redemption	$(1,036)	$—

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,389 shares as of December 31, 2025 and 33,194 shares as of December 31, 2024)	334	332
Additional paid-in capital ("APIC")	450,434	429,000
Accumulated other comprehensive income (loss) ("AOCI")	1,876	586
Retained earnings	1,282,390	1,317,945
Total stockholders’ equity	$1,735,034	$1,747,863
Noncontrolling interests	11,864	12,000
Total permanent equity	$1,746,898	$1,759,863
Commitments and contingencies (NOTES 2 and 12)	—	—
Total liabilities, temporary equity, and permanent equity	$5,059,478	$4,381,993

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	For the year ended December 31,
	2025	2024	2023
Revenues
Loan origination and debt brokerage fees, net	$342,149	$276,562	$234,409
Fair value of expected net cash flows from servicing, net of guaranty obligation	179,681	153,593	141,917
Servicing fees	337,442	325,644	311,914
Property sales broker fees	83,519	60,583	53,966
Investment management fees	34,629	36,976	45,381
Net warehouse interest income (expense)	(5,490)	(7,033)	(5,633)
Placement fees and other interest income	152,584	167,961	154,520
Other revenues	109,792	118,204	117,966
Total revenues	$1,234,306	$1,132,490	$1,054,440

Expenses
Personnel	$647,809	$559,246	$514,290
Amortization and depreciation	238,682	237,549	226,752
Provision (benefit) for credit losses	9,586	10,839	(10,452)
Interest expense on corporate debt	64,715	69,686	68,476
Goodwill impairment	—	33,000	62,000
Fair value adjustments to contingent consideration liabilities	(8,243)	(50,321)	(62,500)
Indemnified and repurchased loan expenses (NOTE 5)	40,850	10,573	—
Asset impairments and other expenses (NOTE 17)	36,746	1,181	(607)
Other operating expenses	125,163	129,236	118,284
Total expenses	$1,155,308	$1,000,989	$916,243
Income before taxes	$78,998	$131,501	$138,197
Income tax expense	22,013	30,543	35,026
Net income before noncontrolling interests and temporary equity holders	$56,985	$100,958	$103,171
Less: net income (loss) from noncontrolling interests	(99)	(7,209)	(4,186)
Less: net income (loss) attributable to temporary equity holders	837	—	—
Walker & Dunlop net income	$56,247	$108,167	$107,357
Other comprehensive income (loss), net of tax	1,290	1,065	1,089
Walker & Dunlop comprehensive income	$57,537	$109,232	$108,446

Basic earnings per share (NOTE 11)	$1.65	$3.19	$3.20
Diluted earnings per share (NOTE 11)	$1.64	$3.19	$3.18

Basic weighted-average shares outstanding	33,347	33,116	32,697
Diluted weighted-average shares outstanding	33,369	33,158	32,875

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

			Stockholders' Equity
	Temporary	Common Stock				Retained	Noncontrolling	Total
	Equity	Shares	Amount	APIC	AOCI	Earnings	Interests	Permanent Equity
Balance as of December 31, 2022	$—	32,396	$323	$412,636	$(1,568)	$1,278,035	$27,403	$1,716,829
Walker & Dunlop net income	—	—	—	—	—	107,357	—	107,357
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	(4,186)	(4,186)
Other comprehensive income (loss), net of tax	—	—	—	—	1,089	—	—	1,089
Stock-based compensation–equity classified	—	—	—	27,033	—	—	—	27,033
Issuance of common stock in connection with equity compensation plans	—	699	7	6,329	—	—	—	6,336
Repurchase and retirement of common stock (NOTE 11)	—	(221)	(1)	(20,510)	—	—	—	(20,511)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(3,198)	(3,198)
Cash dividends paid ($2.52 per common share)	—	—	—	—	—	(84,836)	—	(84,836)
Other activity	—	—	—	—	—	(2,144)	2,360	216
Balance as of December 31, 2023	$—	32,874	$329	$425,488	$(479)	$1,298,412	$22,379	$1,746,129
Walker & Dunlop net income	—	—	—	—	—	108,167	—	108,167
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	(7,209)	(7,209)
Other comprehensive income (loss), net of tax	—	—	—	—	1,065	—	—	1,065
Stock-based compensation–equity classified	—	—	—	26,358	—	—	—	26,358
Issuance of common stock in connection with equity compensation plans	—	447	4	6,093	—	—	—	6,097
Repurchase and retirement of common stock (NOTE 11)	—	(127)	(1)	(12,381)	—	—	—	(12,382)
Purchases of noncontrolling interests	—	—	—	(16,558)	—	—	(2,151)	(18,709)
Distributions to noncontrolling interest holders	—	—	—	—	—	—	(1,019)	(1,019)
Cash dividends paid ($2.60 per common share)	—	—	—	—	—	(88,634)	—	(88,634)
Balance as of December 31, 2024	$—	33,194	$332	$429,000	$586	$1,317,945	$12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	—	56,247	—	56,247
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Net income (loss) attributable to temporary equity holders	837	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	1,290	—	—	1,290
Stock-based compensation–equity classified	155	—	—	25,586	—	—	—	25,586
Issuance of common stock in connection with equity compensation plans	—	316	3	6,300	—	—	—	6,303
Repurchase and retirement of common stock (NOTE 11)	—	(121)	(1)	(10,452)	—	—	—	(10,453)
Distributions to noncontrolling and temporary equity interest holders	(2,028)	—	—	—	—	—	(37)	(37)
Cash dividends paid ($2.68 per common share)	—	—	—	—	—	(91,802)	—	(91,802)
Balance as of December 31, 2025	$(1,036)	33,389	$334	$450,434	$1,876	$1,282,390	$11,864	$1,746,898

See accompanying notes to consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	For the year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income before noncontrolling interests and temporary equity holders	$56,985	$100,958	$103,171
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(179,681)	(153,593)	(141,917)
Change in the fair value of premiums and origination fees (NOTE 2)	1,865	3,130	(2,460)
Amortization and depreciation	238,682	237,549	226,752
Stock compensation–equity and liability classified	26,747	27,326	27,842
Provision (benefit) for credit losses	9,586	10,839	(10,452)
Indemnified and repurchased loans expenses - loan repurchase losses (NOTE 5)	20,092	—	—
Deferred tax expense (benefit)	(5,829)	(2,500)	1,198
Goodwill impairment	—	33,000	62,000
Fair value adjustments to contingent consideration liabilities	(8,243)	(50,321)	(62,500)
Cash paid to settle risk-sharing obligations	—	—	(2,008)
Impairment of real estate held for investment and equity method investment	18,615	721	4,970
Originations of loans held for sale	(17,178,944)	(11,803,213)	(11,379,540)
Proceeds from transfers of loans held for sale	16,345,181	11,779,584	11,199,916
Other operating activities, net	7,736	4,901	776
Changes in:
Receivables, net	(83,479)	(68,802)	(35,309)
Other assets	29,203	(43,583)	(9,691)
Other liabilities	37,174	53,363	16,734
Net cash provided by (used in) operating activities	$(664,310)	$129,359	$(518)

Cash flows from investing activities
Capital expenditures	$(15,772)	$(12,961)	$(16,201)
Capital invested in equity-method investments	(26,547)	(19,406)	(24,679)
Purchases of pledged available-for-sale ("AFS") securities	(46,989)	(51,400)	(12,548)
Proceeds from prepayment and sale of pledged AFS securities	26,623	9,543	10,679
Originations and repurchase of loans held for investment	(24,381)	(37,928)	—
Principal collected on loans held for investment	—	55,701	160,662
Other investing activities, net	9,725	18,316	8,956
Net cash provided by (used in) investing activities	$(77,341)	$(38,135)	$126,869

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$824,546	$33,705	$189,736
Repayments of interim warehouse notes payable	—	(25,585)	(119,835)
Repayments of corporate notes payable	(331,856)	(8,019)	(122,046)
Borrowings of corporate notes payable	398,875	—	196,000
Repurchase of common stock	(10,453)	(12,381)	(20,511)
Cash dividends paid	(91,802)	(88,634)	(84,836)
Payment of contingent consideration	(12,347)	(34,317)	(26,090)
Purchase of noncontrolling interests	—	(17,709)	—
Debt issuance costs	(16,011)	(2,442)	(5,834)
Other financing activities, net	(2,824)	653	185
Net cash provided by (used in) financing activities	$758,128	$(154,729)	$6,769

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$16,477	$(63,505)	$133,120
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	327,898	391,403	258,283
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$344,375	$327,898	$391,403

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$107,148	$105,412	$114,095
Cash paid for income taxes, net of cash refunds received	22,622	32,340	30,903

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

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to December 31, 2025 and before the date of filing. The Company has made certain disclosures in the notes to the consolidated financial statements of events that have occurred subsequent to December 31, 2025, including the discussion below. There have been no other material subsequent events that would require recognition in the consolidated financial statements.

Use of Estimates—The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, including the allowance for risk-sharing obligations, loss estimates related to indemnified and repurchased loans, initial and recurring fair value assessments of capitalized mortgage servicing rights, and the periodic assessment of impairment of goodwill. Actual results may vary from these estimates.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Discount Rate—Depending upon loan type, the discount rate used is management's best estimate of market discount rates. The rates used for loans sold were between 8% and 14% for the years ended December 31, 2025, 2024, and 2023 and varied based on loan type.

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

Goodwill—The Company evaluates goodwill for impairment annually. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company’s goodwill is allocated to three reporting units, each of which is a component of either the Capital Markets (“CM”) segment or the Servicing & Asset Management (“SAM”) segment. The Company performs its impairment testing annually as of October 1 for each reporting unit for which goodwill has been allocated. The Company’s October 1, 2025, impairment test consisted of a qualitative assessment for three reporting units as there were no indicators of impairment.

Allowance for Risk-Sharing Obligations—Substantially all loans sold under the Fannie Mae DUS program contain partial or full risk-sharing guaranties that are based on the performance of the loan serviced in the at-risk servicing portfolio. The Company records an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in our Fannie Mae at-risk servicing portfolio and presents this loss reserve as Allowance for risk-sharing obligations on the Consolidated Balance Sheets. The Company also has risk sharing on small balance loans (“SBL”) with Freddie Mac prior to Freddie Mac’s placing the loan into a securitization. Any losses from SBL loans borne by the Company are capped at 10% of the unpaid principal balance (“UPB”). The Company has not experienced any realized losses to date. The Company has an insignificant reserve within its Allowance for Risk-sharing Obligations for these pre-securitized Freddie Mac SBL loans.

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

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations and other credit losses within Provision (benefit) for credit losses in the Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the years ended December 31, 2025, 2024, and 2023:

Components of Provision (Benefit) for Credit Losses (in thousands)	2025	2024	2023
Provision (benefit) for loan losses	$199	$11,813	$(4)
Provision (benefit) for risk-sharing obligations	9,387	(974)	(10,448)
Provision (benefit) for credit losses	$9,586	$10,839	$(10,452)

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Repurchase Obligations: Re-consolidation

The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. At times, the Company may agree to indemnify the GSEs pursuant to a forbearance and indemnification agreement in lieu of repurchase. The indemnification, among other things, delays the repurchase of a loan for a specified period of time and fully transfers the risk of loss of the loan from the GSEs to the Company and provides the Company with control over loss-mitigation efforts. As part of the forbearance and indemnification agreement, the GSEs may require the Company to provide cash collateral to secure against future potential indemnification losses. The cash collateral is accounted for as a receivable from the GSEs and is included as a component of Receivables, net on the Consolidated Balance Sheets. The Company incurs a finance charge from the GSEs for the difference between the UPB of the loans ultimately required to be repurchased and the collateral posted.

As control over loss mitigation efforts transfers to the Company due to the indemnification, the indemnification results in the Company no longer meeting all of the conditions required to account for the original transfer as a sale. Consequently, the Company recognizes both the loan and the corresponding liability at fair value upon indemnification, which may result in a fair value loss. This loss is accreted into income over the remaining life of the loan using the effective-interest method. The indemnified loan is classified as a loan held for investment with the corresponding obligation to repurchase the loan as a secured borrowing. Loans held for investment are included as a component of Other assets, and secured borrowings are included as a component of Other liabilities on the Consolidated Balance Sheets. Loans that the Company repurchases are recorded at fair value upon repurchase and are accounted for and presented in the consolidated financial statements according to the Company’s intent for the loan – held for sale or held for investment. All loans that the Company has indemnified and consolidated or repurchased and not foreclosed on were held for investment as of December 31, 2025 and 2024.

Repurchase Obligations: Initial Loss Assessment

In addition to a fair value loss that might be incurred upon re-consolidation noted above, the Company also assesses whether it expects to incur any loss associated with the indemnification. In cases where the Company does believe that a loss is probable from the indemnification, it recognizes the loss through a charge to expected principal losses on loan repurchase (“loan repurchase losses”) and any expense incurred in the repurchase as initial loan repurchase costs, which are components of Indemnified and repurchased loan expenses on the Consolidated Statements of Income. The charge to loan repurchase losses represents the estimated losses of principal from indemnifying the loan, while the charge to initial loan repurchase costs represents any additional expected expenses from the indemnification such as reimbursing the GSE for legal costs, defaulted interest, and prepayment costs from repurchasing the loan from the securitization trust. The total loss amount is classified as a liability that is included within Other liabilities on the Consolidated Balance Sheets.

Repurchase Obligations: Credit-Deteriorated Loans

In cases where a repurchase obligation is for a credit-deteriorated loan and the Company agrees to indemnify the GSEs for the loan instead of repurchasing the loan, the loan is recorded at fair value plus the allowance for expected credit losses upon re-recognition, resulting in an initial amortized cost basis that reflects management’s estimate of lifetime expected losses as of the acquisition date. No provision for credit losses is recorded upon re-consolidation for this initial allowance for credit losses. In addition to the allowance for credit losses, a liability is recorded for the fair value of the amount indemnified (a secured borrowing). The difference between the fair value of the loan and the fair value of the secured borrowing may result in a loss. The Company also accounts for any indemnification losses for credit-deteriorated loans similar to the methodology described above in Repurchase Obligations: Initial Loss Assessment, with a charge to loan repurchase losses and a corresponding indemnification liability within Other liabilities.

Repurchase Obligations: Subsequent Accounting

After recognizing the loan held for investment as described above, the Company assesses the loan for expected credit losses according to our CECL policies noted above and records any estimated losses as a component of Provision (benefit) for credit losses in the Consolidated Statements of Income. The Company may incur additional repurchase costs and/or operating costs related to the loans after the initial loss assessment; these costs are recognized as indemnified and repurchased loans operating costs, a component of Indemnified and repurchased loan expenses.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Repurchase Obligations: Loans Probable of Repurchase

In certain circumstances, the Company may become aware that a GSE is assessing a loan for a breach of representations and warranties and engage in negotiations about the potential repurchase of a loan. The negotiations may indicate to the Company that the GSE is likely to issue a repurchase request, even though that request has not been issued prior to the end of a reporting period. In such circumstances, because the Company deems the loss as probable and estimable, it records a loss contingency obligation. This loss contingency obligation includes the expected credit losses and other repurchase expenses (as described above) from the expected repurchase request. The income statement presentation is the same as described in the Repurchase Obligations: Initial Loss Assessment section above – charges to Indemnified and repurchased loan expenses on the Consolidated Statements of Income. The total of the estimated credit and non-credit losses is recorded as an indemnification reserve that is included within Other liabilities on the Consolidated Balance Sheets.

Repurchase Obligations: Loans Indemnified but Foreclosed Upon Prior to Repurchase

In certain circumstances, the loan held for investment associated with an indemnification is extinguished by the GSEs through foreclosure. In these circumstances, the Company derecognizes the loan held for investment and recognizes an other asset. The asset is included in Other assets on the Consolidated Balance Sheets. Any expected loss from this asset is recognized as a component of Provision (benefit) for credit losses in the Consolidated Statements of Income in the table above with a corresponding reserve that is included in Other Liabilities in the Consolidated Balance Sheets.

Foreclosure of Loans Held for Investment

When a loan held for investment is foreclosed upon, the Company derecognizes the loan held for investment and charges off the associated reserve and recognizes an other real estate owned (“OREO”) asset at fair value. The OREO is then periodically assessed for impairment. OREO assets are recorded in Other assets in the Consolidated Balance Sheets.

NOTE 5 contains additional discussion related to repurchased and indemnified loans, other assets, and OREO.

Derivative Assets and Liabilities—The Company has both designated and undesignated derivatives.

Undesignated Derivatives

Loan commitments that meet the definition of a derivative are recorded at fair value on the Consolidated Balance Sheets upon the executions of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue on the Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in derivative assets, a component of Other Assets, on the Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net of guaranty obligation in the Consolidated Income Statements), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guarantee obligation (included in derivative assets, a component of Other Assets, on the Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net in the Consolidated Income Statements), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan originations and debt brokerage fees, net in the Consolidated Statements of Income. All loan and forward sale commitments described above are undesignated derivatives.

Designated Derivatives

In connection with the issuance of the Senior Notes (as defined in NOTE 7) during the first quarter of 2025, the Company entered into a standard swap agreement to hedge the exposure to changes in fair value of the Senior Notes related to interest rates. The swap converts the fixed interest payments required by the Senior Notes to a variable interest rate based on SOFR (i.e., the Company pays variable and receives fixed payments). The Senior Notes are the only fixed-rate debt the Company has outstanding, and as a result of the swap, all of the Company’s corporate debt is tied to variable rates.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company has designated this hedging relationship as a fair value hedge, with the entire balance of the Senior Notes as the hedged item and the swap as the hedging instrument. As the terms of the swap mirror the terms of the Senior Notes, the Company is permitted to assume no ineffectiveness in the hedging relationship. The fair value adjustment to the Senior Notes is the offset of the fair value of the interest rate swap, with no net impact to the Consolidated Statements of Income. The initial fair value of the swap was zero. The swap agreement does not require the Company to post any collateral.

The gain or loss on the hedging instrument (the interest rate swap) and the offsetting loss or gain on the hedged item (the fixed-rate debt) attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings, which is Interest expense on corporate debt in the Consolidated Statements of Income. The swap agreement allows for a net cash settlement of the interest expense corresponding with the interest payment dates on the Senior Notes. The swap derivative is recognized as a derivative asset or derivative liability as a component of Other assets or Other liabilities, respectively, on the Consolidated Balance Sheets, depending on the swap’s variable interest rate in relation to the fixed rate of the Senior Notes. The related fair value adjustment to the Senior Notes is recognized as an adjustment in Corporate notes payable on the Consolidated Balance Sheets.

Loans Held for Sale—Loans held for sale represent originated loans that are generally transferred or sold within 60 days from the date that a mortgage loan is funded. The Company elects to measure all originated loans at fair value, unless the Company documents at the time the loan is originated that it will measure the specific loan at the lower of cost or fair value for the life of the loan. Electing to use fair value allows a better offset of the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. There were no loans held for sale that were valued at the lower of cost or fair value or on a non-accrual status as of December 31, 2025 and 2024.

In addition to the Company’s obligation to repurchase certain loans due to material breaches of representations and warranties as discussed above, the Company also has the option to repurchase loans in certain situations. When the Company’s repurchase option becomes exercisable, such loans must be reported on the Consolidated Balance Sheets as Loans held for sale, at fair value with a corresponding liability that is included as a component of Warehouse notes payable on the Consolidated Balance Sheets. As of December 31, 2024, the balance of loans with a repurchase option included within Loans held for sale, at fair value was $189.5 million. As of December 31, 2024, the corresponding liabilities included within Warehouse notes payable (and NOTE 7) were $189.5 million. As of December 31, 2025, no such loans were included within Loans held for sale, at fair value and no corresponding liability was included in Warehouse notes payable as in 2025 the Company has waived its repurchase option for all of the eligible loans outstanding These are not cash transactions and thus are not reflected on the Consolidated Statements of Cash Flows and will not require a future cash outlay.

Co-broker fees, which are netted against Loan origination and debt brokerage fees, net in the Consolidated Statements of Income, were $16.5 million, $10.3 million, and $12.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Stock option awards were granted to executive officers in the past. The Company has not granted any stock option awards since 2017 and does not expect to issue stock options for the foreseeable future. A small number of vested but unexercised stock options is outstanding as of December 31, 2025.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

In 2025, the Company granted a performance award to the CEO of the Company. The award was intended to award the CEO for outperformance against the S&P Financials Index and a Company-specific total stockholder return compounded annual growth rate hurdle. The performance is measured against the goals over a three-year period. The shares achieved, if any, vest according to the following schedule after the three-year performance measurement period: one-third immediately, one-third the year after, and the final one-third two years after the performance period has ended. The initial fair value of this grant was measured using a Monte Carlo simulation that resulted in a fair value of $8.2 million. The fair value of the grant is amortized over the five-year service period of the award as it qualifies as an equity-classified award.

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

For presentation in the Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 12) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Consolidated Statements of Cash Flows to the related captions on the Consolidated Balance Sheets as of December 31, 2025, 2024, 2023, and 2022.

(in thousands)	2025	2024	2023	2022
Cash and cash equivalents	$299,315	$279,270	$328,698	$225,949
Restricted cash	22,772	25,156	21,422	17,676
Pledged cash and cash equivalents (NOTE 12)	22,288	23,472	41,283	14,658
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$344,375	$327,898	$391,403	$258,283

The Company has made certain disclosures throughout the footnotes to the consolidated financial statements regarding non-cash transactions that are not reflected in the Consolidated Statements of Cash flows for the years ended December 31, 2025, 2024, and 2023. In addition to those disclosures, the following non-cash transaction is not reflected in the Consolidated Statements of Cash Flows: $6.0 million allowance charge-off of a loan held for investment for the year ended December 31, 2023.

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

The Company had an insignificant accrual for uncertain tax positions as of December 31, 2025 and 2024.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment (including repurchased loans) with its own cash. Included in Net warehouse interest income, (expense) for the years ended December 31, 2025, 2024, and 2023 are the following components:

(in thousands)	For the year ended December 31,
Components of Net Warehouse Interest Income (Expense)	2025	2024	2023
Warehouse interest income	$56,212	$40,058	$44,705
Warehouse interest expense	(61,702)	(47,091)	(50,338)
Net warehouse interest income (expense)	$(5,490)	$(7,033)	$(5,633)

Pledged Securities—As collateral against its Fannie Mae risk-sharing obligations (NOTES 4 and 12), certain cash, cash equivalents, and securities have been pledged to the benefit of Fannie Mae to secure the Company's risk-sharing obligations. Substantially all of the balance of Pledged securities, at fair value within the Consolidated Balance Sheets as of December 31, 2025 and 2024 was pledged against Fannie Mae risk-sharing obligations. The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds (cash equivalent) and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency mortgage-backed securities (“Agency MBS”) and are all accounted for as available-for-sale (“AFS”) securities. The Company does not record an allowance for credit losses for its Agency MBS, including those whose fair value is less than amortized cost. Agency MBS carry the guarantee of payment from the Agencies, nor does the Company believe that it is more likely than not that it would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The contractual cash flows of Agency MBS are guaranteed by the GSEs, which are government-sponsored enterprises under the conservatorship of the Federal Housing Finance Agency. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of these securities.

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

Due to this significant uncertainty, the Company considers the contractual AMF to be variable consideration, substantially all of which is constrained. The Company estimates the amount of consideration not subject to the constraint at each quarterly reporting period. The amount of AMF revenue recognized each period is based on an assessment of the projected cash collections expected over the next 12 months. This projection is based on historical collections and other considerations. The Company recognized asset management fees of $26.2 million, $21.6 million, and $36.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The AMF receivable was $27.4 million as of

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and $30.3 million as of December 31, 2024. The asset management fee receivable is included in Receivables, net on the Consolidated Balance Sheets, and the AMF revenue is included within Investment management fees in the Consolidated Statements of Income.

The following table presents information about the Company’s contracts with customers for the years ended December 31, 2025, 2024, and 2023:

Description	2025	2024	2023	Statement of income line item
Certain loan origination fees	$125,922	$99,828	$71,445	Loan origination and debt brokerage fees, net
Property sales broker fees	83,519	60,583	53,966	Property sales broker fees
Investment management fees	34,629	36,976	45,381	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	75,894	67,991	87,417	Other revenues
Total revenues derived from contracts with customers	$319,964	$265,378	$258,209

Loans Held for Investment, net (“LHFI”)— The Company recognizes interest income on an accrual basis except when the Company believes the collection of principal and interest in full is not reasonably assured. This generally occurs when a loan is two or more months past due according to its contractual terms. A loan is reported as past due if a full payment of principal and interest is not received within one month of its due date. When a loan is placed on nonaccrual status interest previously accrued but not collected on the loan is reversed through interest income. Cost basis adjustments on LHFI are amortized into interest income over the contractual life of the loan using the effective interest method.

Cost basis adjustments on the loan are not amortized into income while a loan is on nonaccrual status. The Company has elected not to measure an allowance for credit losses on accrued interest receivable balances as the Company has a nonaccrual policy to ensure the timely reversal of unpaid accrued interest.

The Company accounts for interest income on a cost recovery basis and the Company applies any payment received while on nonaccrual status to reduce the amortized cost of the loan. Thus, the Company does not recognize any interest income on a loan placed on nonaccrual status until the amortized cost of the loan has been reduced to zero.

A nonaccrual loan is returned to accrual status when the full collection of principal and interest is reasonably assured. The Company generally determines that the full collection of principal and interest is reasonably assured when the loan returns to current payment status. Upon a loan’s return to accrual status, the Company resumes the recognition of interest income on an accrual basis and the amortization of cost basis adjustments, if any, into interest income.

As of December 31, 2025 and 2024, loans held for investment consisted of loans repurchased or indemnified in 2025 and 2024 as discussed above. NOTE 5 contains additional details on loans held for investment and loans in nonaccrual status.

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

Cash and Cash Equivalents—The term cash and cash equivalents, as used in the accompanying consolidated financial statements, includes currency on hand, demand deposits with financial institutions, and short-term, highly liquid investments purchased with an original

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

maturity of three months or less. The Company had no cash equivalents, except as described in Pledged Securities above, as of December 31, 2025 and 2024.

Restricted Cash—Restricted cash represents primarily good faith deposits from borrowers. The Company records a corresponding liability for the good faith deposits from borrowers within Other liabilities on the Consolidated Balance Sheets.

Receivables, Net—Receivables, net represents amounts currently due to the Company pursuant to contractual servicing agreements, investor good faith deposits held in escrow by others, notes receivable from the developers of affordable housing projects, asset management fees receivable, and other receivables. Substantially all of these receivables are (i) expected to be collected within a short period of time, (ii) with counterparties with high credit quality (such as the Agencies) or (iii) sufficiently collateralized by underlying assets. Additionally, the Company has not experienced any material credit losses related to these receivables. Consequently, the Company has not recorded an allowance for credit losses associated with its receivables as of December 31, 2025 and 2024.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Adopted and Recently Announced Accounting Pronouncements—The Company is currently evaluating the following Accounting Standards Updates (“ASUs”):

Standard	Description	Date of Adoption
2024-03-Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disaggregation of expense categories within an entity’s statement of income	January 1, 2027
2025-05-Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Introduces a practical expedient for measuring credit losses for accounts receivable under Topic 326.	January 1, 2026
2025-06-Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Clarifies the starting point for capitalization of software costs.	January 1, 2028
2025-08-Financial Instruments-Credit Losses (Topic 326): Purchased Loans	Requires the gross-up approach for seasoned acquired financial assets similar to the accounting for purchased credit deteriorated financial assets.	January 1, 2027
2025-09-Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	Addresses hedge accounting issues that will allow entities to achieve and maintain hedge accounting.	January 1, 2028
2025-11-Interim Reporting (Topic 270): Narrow-Scope Improvements	Clarifies interim disclosure requirements by providing a comprehensive list of required interim disclosures.	January 1, 2028

While the Company is currently assessing the impact of these new pronouncements, the Company currently believes that the future adoption of these ASUs is not expected to have a material effect on the consolidated financial statements. There are no other recently announced but not yet effective accounting pronouncements issued that the Company believes have the potential to impact the Company’s consolidated financial statements.

As of December 31, 2025, the Company adopted ASU 2023-09 Income Taxes – Improvements to Income Tax Disclosures. NOTE 14 contains additional information about the adoption of this new standard and includes the additional disclosures required by the standard. Additionally, on July 4, 2025, the One Big Beautiful Bill (“OBBB”) was signed into law. The Company has performed an assessment of the impact of the OBBB and concluded that it will not have a material impact on its taxes and financial results.

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation. Additionally, in 2025, the Company began presenting Indemnified and repurchased loan expenses and Asset impairments and other expenses on the Consolidated Statements of Income to enhance visibility around expenses related to specific events given their larger impact in 2025. Previously, these amounts were included in Other operating expenses and were disclosed throughout the notes to the consolidated financial statements. NOTE 5 and NOTE 17 contain additional detailed information on Indemnified and repurchased loan expenses and Asset impairments and other expenses, respectively.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of MSRs was $1.4 billion as of both December 31, 2025 and 2024. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$39.4
200 basis point increase	76.1
Placement Fee Rate
50 basis point decrease	$49.7
100 basis point decrease	99.5

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
Roll Forward of MSRs (in thousands)	2025	2024
Beginning balance	$852,399	$907,415
Additions, following the sale of loan	178,136	156,984
Amortization	(210,536)	(203,600)
Pre-payments and write-offs	(11,854)	(8,400)
Ending balance	$808,145	$852,399

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of December 31, 2025 and 2024:

Components of MSRs (in thousands)	December 31, 2025	December 31, 2024
Gross value	$1,824,350	$1,808,295
Accumulated amortization	(1,016,205)	(955,896)
Net carrying value	$808,145	$852,399

The expected amortization of MSRs held in the Consolidated Balance Sheet as of December 31, 2025 is shown in the table below. Actual amortization may vary from these estimates.

Expected
Amortization
Year Ending December 31, (in thousands)
2026	$199,489
2027	178,400
2028	147,206
2029	107,607
2030	69,735
Thereafter	105,708
Total	$808,145

The Company recorded write-offs of MSRs related to loans that were repaid prior to the expected maturity and loans that defaulted. These write-offs are included as a component of the MSR roll forward shown above and as a component of Amortization and depreciation in the Consolidated Statements of Income. Prepayment fees totaling $9.1 million, $3.5 million, and $3.5 million were earned for 2025, 2024, and 2023, respectively, and are included as a component of Other revenues in the Consolidated Statements of Income. Placement fees totaling $114.5 million, $137.6 million, and $127.4 million were earned for the years ended December 31, 2025, 2024, and 2023, respectively, and are included as a component of Placement fees and other interest income in the Consolidated Statements of Income. All other ancillary servicing fees were insignificant for the periods presented.

Management reviews the MSRs for temporary impairment quarterly by comparing the aggregate carrying value of the MSR portfolio to the aggregate estimated fair value of the portfolio. Additionally, MSRs related to Fannie Mae loans where the Company has risk-sharing obligations are assessed for permanent impairment on an asset-by-asset basis in conjunction with the Company’s assessment of the allowance for risk-sharing obligations. Except for defaulted or prepaid loans, no temporary or permanent impairment was recognized for the years ended December 31, 2025, 2024, and 2023.

As of December 31, 2025, the weighted-average remaining life of the aggregate MSR portfolio was 5.7 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS AND GUARANTY OBLIGATION

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full- risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for CECL, for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac SBL pre-securitized loans as discussed in NOTE 2. Most loans are collectively evaluated, while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an insignificant balance of reserves for Freddie Mac SBL, are presented as Allowance for risk-sharing obligations on the Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2025	2024
Beginning balance	$28,159	$31,601
Provision (benefit) for risk-sharing obligations	9,387	(974)
Write-offs	—	(468)
Other	—	(2,000)
Ending balance	$37,546	$28,159

The Company assesses several qualitative and quantitative factors including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the UPB of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision impact during each quarter for the years ended December 31, 2025, 2024, and 2023 follows.

	2025
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.1	2.1	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$64.7	$66.0	$67.5	N/A
CECL allowance (in millions)	$24.4	$24.6	$24.8	$25.0	N/A
Provision (benefit) for CECL allowance (in millions)	$0.2	$0.2	$0.1	$0.2	$0.7

	2024
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.3	1.3	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$59.2	$59.5	$60.6	$62.9	N/A
CECL allowance (in millions)	$25.0	$24.9	$23.4	$24.2	N/A
Provision (benefit) for CECL allowance (in millions)	$(6.6)	$(0.1)	$(1.5)	$0.8	$(7.4)

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2023
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Q4	Total
Forecast-period loss rate (in basis points)	2.3	2.3	2.3	2.4	N/A
Reversion-period loss rate (in basis points)	1.5	1.5	1.5	1.5	N/A
Historical loss rate (in basis points)	0.6	0.6	0.6	0.6	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$54.5	$55.7	$57.4	$58.5	N/A
CECL allowance (in millions)	$28.7	$28.9	$31.0	$31.6	N/A
Provision (benefit) CECL allowance (in millions)	$(11.0)	$0.2	$0.5	$0.6	$(9.7)

During the first quarters of 2025, 2024 and 2023, the Company updated its ten-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. In 2024 and 2023 the look-back period updates resulted in the historical loss rate factors decreasing and the benefit for CECL allowance, as noted in the table above. The Company also increased its forecast-period and reversion-period loss rates during the three months ended March 31, 2023 to incorporate uncertain macroeconomic conditions. For the three months ended March 31, 2024, the ratio of the forecast-period loss rate to the historical loss rate increased, resulting in a much lower benefit for CECL allowance than in 2023.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of December 31, 2025 was 5.1 years compared to 5.7 years as of December 31, 2024.

As of December 31, 2025, 11 Fannie Mae DUS loans and three Freddie Mac SBLs had aggregate collateral-based reserves of $12.6 million compared to three Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $4.0 million as of December 31, 2024.

Activity related to the guaranty obligation for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
Roll Forward of Guaranty Obligation (in thousands)	2025	2024
Beginning balance	$35,980	$39,868
Additions, following the sale of loan	5,679	4,218
Amortization and write-offs	(8,735)	(8,106)
Ending balance	$32,924	$35,980

As of December 31, 2025 and 2024, the maximum quantifiable contingent liability associated with the Company’s guarantees for the at-risk loans serviced under the Fannie Mae DUS agreement was $14.1 billion and $12.9 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5 – INDEMNIFIED AND REPURCHASED LOANS

The Company has repurchased, agreed to indemnify, or expects to indemnify the GSEs for $221.6 million of loans that were originated for the GSEs’ programs. In 2025, the Company received requests from one of the GSEs to repurchase loans with an aggregate unpaid principal balance (“UPB”) of $100.0 million as a result of fraudulent documentation submitted by the borrower in connection with the loans. The Company executed a forbearance and indemnification agreement with the GSE for loans with a UPB of $50.7 million that delays the repurchase of the loans until the fourth quarter of 2027 pursuant to which the Company agreed to indemnify the GSE against any losses until the repurchase date. A small portion of these loans were purchased credit deteriorated, and the Company recognized an insignificant allowance for credit losses and discount attributable to these loans. Additionally, the Company is in negotiations to enter into a forbearance and indemnification agreement with the GSE for the remaining $49.3 million of loans. Additionally, the Company believes that it is probable that the GSE will deliver a repurchase request for another $34.3 million of loans. If the Company fails to reach an agreement on a forbearance and indemnification agreement or some other form of increased loss sharing on either portfolio of loans, the Company may be required to repurchase these loans in 2026, resulting in a cash outlay for the UPB of the loans and any costs associated with repurchasing these loans.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

During 2024, the Company received requests to repurchase five GSE loans totaling $87.3 million. As of December 31, 2025, the Company has repurchased four of the loans, totaling $52.5 million, and has a forbearance and indemnification agreement in place for the other loan (this is the other asset referenced in NOTE 2) totaling $24.1 million. The forbearance and indemnification agreement for the other asset expires on March 29, 2026, at which time the Company would, absent an extension, be expected to repurchase the other asset. The Company is in the process of negotiating a six-month extension of the forbearance and indemnification agreement to delay the repurchase until September 2026.

A summary of the Company’s indemnified and repurchased loans and their location on the Consolidated Balance Sheets as of December 31, 2025 and 2024 follows:

	As of December 31,
Other Assets Related to Indemnified and Repurchased Loans (in thousands)	2025	2024
Other Assets
Loans held for investment
Indemnified loans	$46,253	$24,617
Repurchased loans	36,926	12,309
Allowance for loan losses	(5,410)	(4,060)
Loans held for investment, net	$77,769	$32,866
OREO	14,756	14,756
Other asset, net	24,124	25,524
Total other assets related to indemnified and repurchased loans	$116,649	$73,146

Other Liabilities Related to Indemnified and Repurchased Loans (in thousands)
Secured borrowings	$83,402	$59,441
Indemnification reserves (1)	23,920	5,527
Total other liabilities related to indemnified and repurchased loans	$107,322	$64,968
(1)	NOTE 2 contains information about the nature of these reserves.

	As of December 31,
Maximum Expected Future Payments (in thousands)	2025	2024
Secured Borrowings	$83,402	$59,441
Collateral for Secured borrowings (1)	(22,668)	(12,538)
Total	$60,734	$46,903
(1)	Collateral for secured borrowings is included in Receivables, net on the Consolidated Balance Sheets.

In addition to the provision for credit losses related to the indemnified and repurchased loan portfolio, the Company also incurs costs related to operating the indemnified and repurchased loans and other asset. A summary of losses related to indemnified and repurchased loans for the years ended December 31, 2025 and 2024 follows (there were no such costs in 2023 as the Company received its first ever repurchase request in 2024):

	For the year ended December 31,
Impact of Indemnified and Repurchased Loans (in thousands)	2025	2024
Initial loan repurchase costs	$8,318	$7,041
Indemnified and repurchased loan operating costs	12,440	3,532
Expected principal losses on loan repurchase ("loan repurchase losses")	20,092	—
Indemnified and repurchased loan expenses	$40,850	$10,573

Provision (benefit) for loan losses — Indemnified Loans (1)	$199	$11,860
Total impact of indemnified and repurchased loans	$41,049	$22,433
(1)	Included as a component of Provision (benefit) for credit losses in the Consolidated Statements of Income.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A portion of the indemnified and repurchased loans above are on nonaccrual status. A summary of these loans as of December 31, 2025 and 2024 follows:

	As of December 31,
Non-accrual Loans (in thousands)	2025	2024
Loans held for investment UPB	$48,630	$36,926
Cost basis and fair value adjustments, net	1,331	—
Allowance for loan losses	(5,410)	(4,060)
Non-accrual Loans, net	$44,551	$32,866

NOTE 6—SERVICING

The total unpaid principal balance of loans the Company was servicing for various institutional investors was $144.0 billion as of December 31, 2025 compared to $135.3 billion as of December 31, 2024.

As of December 31, 2025 and 2024, custodial deposit accounts relating to loans serviced by the Company totaled $3.1 billion and $2.7 billion, respectively. These amounts are not included in the Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Consolidated Statements of Income. Certain cash deposits exceed the FDIC insured limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 7—WAREHOUSE AND CORPORATE NOTES PAYABLE

Warehouse Facilities

As of December 31, 2025, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $3.8 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company's approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”).

The interest rate for all our warehouse facilities is based on SOFR. The maximum amount and outstanding borrowings under Warehouse notes payable as of December 31, 2025 and 2024 follow:

	December 31, 2025
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$77,825	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	382,608	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	64,403	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	122,711	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	100,217	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,600,000	2,200,000	3,800,000	$747,764
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	672,899
Total Agency Warehouse Facilities	$1,600,000	3,700,000	5,300,000	$1,420,663

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2024
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	$250,000	$575,000	$69,401	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	137,792	SOFR plus 1.30%
Agency Warehouse Facility #3	425,000	425,000	850,000	102,463	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	66,861	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	50,000	950,000	1,000,000	11,461	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,650,000	$2,150,000	$3,800,000	$387,978
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	204,542
Total Agency Warehouse Facilities	$1,650,000	$3,650,000	$5,300,000	$592,520
Liabilities associated with loans held for sale due to a repurchase option (NOTE 2)	—	—	—	189,452
Total Borrowings	$1,650,000	$3,650,000	$5,300,000	$781,972
(1)	Interest rate presented does not include the effect of any interest rate floors.

Interest expense under the warehouse notes payable for the years ended December 31, 2025, 2024, and 2023 aggregated to $61.7 million, $47.1 million, and $50.3 million, respectively. Included in interest expense in 2025, 2024, and 2023 were the amortization of facility fees totaling $2.1 million, $2.4 million, and $3.2 million, respectively. The warehouse notes payable are subject to various financial covenants, and the Company was in compliance with all such covenants as of December 31, 2025.

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

Agency Warehouse Facility #1:

The Company has a warehousing credit and security agreement with a national bank for a $325.0 million committed warehouse line that is scheduled to mature on August 26, 2026. The agreement provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $250.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2025, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #2:

The Company has a warehousing credit and security agreement with a national bank for a $700.0 million committed warehouse line that is scheduled to mature on April 10, 2026. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and borrowings under this line bear interest at SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $300.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2025, the Company executed an amendment to the warehouse agreement related

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

to this facility that extended the maturity date. In February 2026, the Company executed an amendment to the warehousing credit and security agreement that, among other things, reduced the interest rate to SOFR plus 120 basis points.

Agency Warehouse Facility #3:

The Company has a $425.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on May 15, 2026. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 130 basis points. In addition to the committed borrowing capacity, the agreement provides $425.0 million of uncommitted borrowing capacity that bears interest at the same rate as the committed facility. During 2025, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #4:

The Company has a $150.0 million committed warehouse credit and security agreement with a national bank that is scheduled to mature on June 22, 2026. The committed warehouse facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans and has a sublimit of $75.0 million to fund defaulted HUD and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the warehouse agreement bear interest at a rate of SOFR plus 135 basis points. In addition to the committed borrowing capacity, the agreement provides $225.0 million of uncommitted borrowing capacity that bears interest at a rate of SOFR plus 130 basis points. During 2025, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date.

Agency Warehouse Facility #5:

The Company has a master repurchase agreement with a national bank for a $1.0 billion uncommitted advance credit facility that is scheduled to mature on September 10, 2026. The facility provides the Company with the ability to fund Fannie Mae, Freddie Mac, HUD, and FHA loans. Advances are made at 100% of the loan balance, and the borrowings under the repurchase agreement bear interest at a rate of SOFR plus 145 basis points. During 2025, the Company executed an amendment to the warehouse agreement related to this facility that extended the maturity date, decreased the committed borrowing capacity to zero, and increased the uncommitted borrowing capacity to $1.0 billion.

No other material modifications were made to the Agency warehouse agreements during 2025.

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

The Company, through its LIHTC operations, has a warehouse line of credit with a national bank that is used to fund the Company’s Committed investments in tax credit equity before transferring them to a tax credit fund. The warehouse facility is a revolving commitment that is scheduled to mature on April 5, 2026, carries an interest rate of SOFR plus 280 basis points, and has an outstanding balance of $26.0 million as of December 31, 2025.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Corporate notes payable

As of December 31, 2024, the Company’s Corporate notes payable consisted of a senior secured credit agreement (as amended from time to time; the “Credit Agreement”) that provided for an $800.0 million borrowing pursuant to that certain Credit Agreement, dated as of December 16, 2021 (as amended from time to time, the “Term Loan”).

In March 2025, the Company completed its offering of $400.0 million aggregate principal amount of senior unsecured notes due 2033 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture, dated as of March 14, 2025 (the “Indenture”). The Senior Notes bear interest at a fixed rate of 6.625% per annum, accruing from March 14, 2025. Interest is payable semiannually in arrears on April 1 and October 1 of each year, commencing on October 1, 2025. The Senior Notes mature on April 1, 2033. The Senior Notes are guaranteed on a senior unsecured basis by the subsidiary guarantors. As discussed in NOTE 10, the Company entered into an interest rate swap agreement to convert the fixed interest rate to a floating interest rate based on SOFR. The Company used $328.5 million of the proceeds from the Senior Notes to paydown its obligations under the Term Loan. In connection with the paydown, the Company wrote-off a pro-rata portion of the unamortized debt issuance costs associated with the Term Loan, resulting in $4.2 million of expense included within Asset impairment and other expenses in the Consolidated Statements of Income.

After the paydown of a portion of the Term Loan, the Company amended the credit agreement (the “Restated Credit Agreement”) related to the remaining $450.0 million balance of the Term Loan (the “Restated Term Loan”) and added a $50.0 million revolving credit facility (“Revolving Credit Facility”). The Restated Credit Agreement amends and restates the Credit Agreement governing the Company’s Term Loan, including reducing the rate of interest to SOFR plus a spread of 200 basis points. Following the first full fiscal quarter ending after the closing date, the applicable interest margin of the Restated Term Loan will be subject to a 25 basis points step down if the Company’s total leverage ratio is equal to or less than 2.00 to 1.00. At any time, the Company may also elect to request the establishment of one or more incremental term loan facilities and/or one or more incremental revolving credit facilities (any such additional loan, an “Incremental Loan”) in an aggregate principal amount for all such Incremental Loans not to exceed the sum of (i) the greater of $325 million and 100% of Consolidated Adjusted EBITDA (as defined in the Restated Credit Agreement) as of the most recent test period under the Restated Credit Agreement ending on or immediately prior to such date plus (ii) the maximum amount of secured indebtedness that could be incurred at such time that would not cause the Consolidated Net Secured Leverage Ratio (as defined in the Restated Credit Agreement) to exceed 3.00 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table shows the components of the Corporate notes payable as of December 31, 2025 and 2024:

	December 31,
(in thousands, unless otherwise specified)	2025	2024	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$446,625	$778,481	Quarterly principal payments of $1.1 million in 2025 and $2.0 million in 2024.
Unamortized debt discount	(2,688)	(3,484)
Unamortized debt issuance costs	(8,681)	(6,953)
Carrying balance	$435,256	$768,044

Senior Notes
Unpaid principal balance	$400,000	$—	No recurring principal payments. Stated interest rate is 6.625% Interest rate swapped to SOFR + 257 basis points.
Fair value adjustment (NOTE 10)	927	—
Unamortized debt issuance costs	(6,965)	—
Carrying balance	$393,962	$—

Corporate notes payable	$829,218	$768,044

The scheduled maturities, as of December 31, 2025, for the aggregate of the warehouse notes payable and Corporate notes payable are shown below. The warehouse notes payable obligations are incurred in support of the related loans held for sale. Amounts advanced under the warehouse notes payable for loans held for sale are included in the subsequent year as the amounts are usually drawn and repaid within 60 days. The amounts below related to the Term Debt note payable include only the quarterly and final principal payments required by the related credit agreement (i.e., the non-contingent payments) and do not include any principal payments that are contingent upon Company cash flow, as defined in the Credit Agreement (i.e., the contingent payments). The maturities below are in thousands.

Year Ending December 31,	Maturities
2026	$1,451,117
2027	4,500
2028	4,500
2029	4,500
2030	4,500
Thereafter	824,125
Total	$2,293,242

All of the debt instruments, including the warehouse facilities, are senior obligations of the Company. All warehouse notes payable balances associated with loans held for sale and outstanding as of December 31, 2025 were or are expected to be repaid in 2026.

Interest on the Company’s warehouse notes payable and Corporate notes payable are based on SOFR including the Senior Unsecured Note which has a stated fixed interest rate of 6.625% but was hedged through an interest rate swap to a variable rate of SOFR plus 257 basis points.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8—SEGMENTS

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

(i)	Capital Markets (“CM”)—CM provides a comprehensive range of commercial real estate finance products to the Company’s customers, including Agency lending, debt brokerage, property sales, and appraisal and valuation services. The Company’s long-established relationships with the Agencies and institutional investors enable CM to offer a broad range of loan products and services to the Company’s customers, including first mortgage, second trust, supplemental, construction, mezzanine, preferred equity, and small-balance loans. CM provides property sales services to owners and developers of multifamily properties and commercial real estate and multifamily property appraisals for various lenders and investors. CM also provides real estate-related investment banking and advisory services, including housing market research.

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

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company allocates interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income before taxes at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the years ended December 31, 2025, 2024, and 2023.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the year ended December 31, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$336,947	$5,202	$—	$342,149
Fair value of expected net cash flows from servicing, net of guaranty obligation	179,681	—	—	179,681
Servicing fees	—	337,442	—	337,442
Property sales broker fees	83,519	—	—	83,519
Investment management fees	—	34,629	—	34,629
Net warehouse interest income (expense)	(5,490)	—	—	(5,490)
Placement fees and other interest income	—	137,864	14,720	152,584
Other revenues	52,293	51,427	6,072	109,792
Total revenues	$646,950	$566,564	$20,792	$1,234,306

Expenses
Personnel(1)	$475,286	$89,552	$82,971	$647,809
Amortization and depreciation	4,579	225,640	8,463	238,682
Provision (benefit) for credit losses	—	9,586	—	9,586
Interest expense on corporate debt	17,506	41,345	5,864	64,715
Goodwill impairment	—	—	—	—
Fair value adjustments to contingent consideration liabilities	—	(8,243)	—	(8,243)
Indemnified and repurchased loan expenses	—	40,850	—	40,850
Asset impairments and other expenses	2,742	28,584	5,420	36,746
Other operating expenses	21,162	21,398	82,603	125,163
Total expenses	$521,275	$448,712	$185,321	$1,155,308
Income (loss) before taxes	$125,675	$117,852	$(164,529)	$78,998
Income tax expense (benefit)	35,019	32,839	(45,845)	22,013
Net income (loss) before noncontrolling interests and temporary equity holders	$90,656	$85,013	$(118,684)	$56,985
Less: net income (loss) from noncontrolling interests	$—	$(99)	$—	$(99)
Less: net income (loss) attributable to temporary equity holders	837	—	—	837
Walker & Dunlop net income (loss)	$89,819	$85,112	$(118,684)	$56,247

Total assets	$2,031,815	$2,425,954	$601,709	$5,059,478
Diluted EPS	$2.62	$2.48	$(3.46)	$1.64
Operating margin	19%	21%	(791)%	6%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the year ended December 31, 2024
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$271,996	$4,566	$—	$276,562
Fair value of expected net cash flows from servicing, net of guaranty obligation	153,593	—	—	153,593
Servicing fees	—	325,644	—	325,644
Property sales broker fees	60,583	—	—	60,583
Investment management fees	—	36,976	—	36,976
Net warehouse interest income (expense)	(8,780)	1,747	—	(7,033)
Placement fees and other interest income	—	153,350	14,611	167,961
Other revenues	47,449	69,366	1,389	118,204
Total revenues	$524,841	$591,649	$16,000	$1,132,490

Expenses
Personnel(1)	$399,256	$83,050	$76,940	$559,246
Amortization and depreciation	4,551	226,067	6,931	237,549
Provision (benefit) for credit losses	—	10,839	—	10,839
Interest expense on corporate debt	19,489	43,834	6,363	69,686
Goodwill impairment	33,000	—	—	33,000
Fair value adjustments to contingent consideration liabilities	(39,491)	(10,830)	—	(50,321)
Indemnified and repurchased loan expenses	—	10,573	—	10,573
Asset impairments and other expenses	460	721	—	1,181
Other operating expenses	20,284	31,770	77,182	129,236
Total expenses	$437,549	$396,024	$167,416	$1,000,989
Income (loss) before taxes	$87,292	$195,625	$(151,416)	$131,501
Income tax expense (benefit)	20,275	45,437	(35,169)	30,543
Net income (loss) before noncontrolling interests	$67,017	$150,188	$(116,247)	$100,958
Less: net income (loss) from noncontrolling interests	353	(7,562)	—	(7,209)
Walker & Dunlop net income (loss)	$66,664	$157,750	$(116,247)	$108,167

Total assets	$1,407,206	$2,439,986	$534,801	$4,381,993
Diluted EPS	$1.97	$4.65	$(3.43)	$3.19
Operating margin	17%	33%	(946)%	12%

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the year ended December 31, 2023
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$232,625	$1,784	$—	$234,409
Fair value of expected net cash flows from servicing, net of guaranty obligation	141,917	—	—	141,917
Servicing fees	—	311,914	—	311,914
Property sales broker fees	53,966	—	—	53,966
Investment management fees	—	45,381	—	45,381
Net warehouse interest income (expense)	(9,497)	3,864	—	(5,633)
Placement fees and other interest income	—	141,374	13,146	154,520
Other revenues	57,755	59,526	685	117,966
Total revenues	$476,766	$563,843	$13,831	$1,054,440

Expenses
Personnel(1)	$375,450	$74,407	$64,433	$514,290
Amortization and depreciation	4,550	214,978	7,224	226,752
Provision (benefit) for credit losses	—	(10,452)	—	(10,452)
Interest expense on corporate debt	18,779	42,489	7,208	68,476
Goodwill impairment	62,000	—	—	62,000
Fair value adjustments to contingent consideration liabilities	(62,500)	—	—	(62,500)
Indemnified and repurchased loan expenses	—	—	—	—
Asset impairments and other expenses	(1,157)	550	—	(607)
Other operating expenses	21,151	28,032	69,101	118,284
Total expenses	$418,273	$350,004	$147,966	$916,243
Income (loss) before taxes	$58,493	$213,839	$(134,135)	$138,197
Income tax expense (benefit)	14,824	54,198	(33,996)	35,026
Net income (loss) before noncontrolling interests	$43,669	$159,641	$(100,139)	$103,171
Less: net income (loss) from noncontrolling interests	2,489	(6,675)	—	(4,186)
Walker & Dunlop net income (loss)	$41,180	$166,316	$(100,139)	$107,357

Total assets	$1,193,137	$2,273,033	$586,177	$4,052,347
Diluted EPS	$1.22	$4.93	$(2.97)	$3.18
Operating margin	12%	38%	(970)%	13%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Concentrations

The Company is one of the leading commercial real estate services and finance companies in the United States, with a primary focus on multifamily lending. The Company originates a range of multifamily and other commercial real estate loans that are sold to the Agencies or placed with institutional investors. The Company also services nearly all of the loans it sells to the Agencies and some of the loans that it places with institutional investors. The majority of the Company’s operations involve the delivery and servicing of loan products for its customers through its Capital Markets and Servicing & Asset Management reportable segments, respectively. A single customer represented 36.9%, 35.6%, and 34.8% of total revenues for the years ended December 31, 2025, 2024, and 2023, respectively, as reported through the CM and SAM reportable segments.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of both December 31, 2025 and 2024, no one borrower/key principal accounted for more than 3% of our total risk-sharing loan portfolio.

An analysis of the product concentrations that impact the Company’s debt financing and servicing revenues is shown in the following tables. This information is based on the distribution of the loans sold or serviced for others.

The principal balance of the loans serviced for others, by product, as of December 31, 2025, 2024, and 2023 follows:

	As of December 31,
Loan Servicing Portfolio by Product (in thousands)	2025	2024	2023
Fannie Mae	$72,708,372	$68,196,744	$63,699,106
Freddie Mac	42,595,441	39,185,091	39,330,545
Ginnie Mae-HUD	11,563,020	10,847,265	10,460,884
Other	17,111,320	17,057,912	16,980,989
Total	$143,978,153	$135,287,012	$130,471,524

The volume of debt financing by product for the years ended December 31, 2025, 2024, and 2023 follows:

	For the year ended December 31,
Debt Financing by Product (in thousands)	2025	2024	2023
Fannie Mae	$9,552,425	$7,641,161	$7,021,397
Freddie Mac	8,248,816	5,227,550	4,568,935
Ginnie Mae-HUD	915,524	588,529	678,889
Brokered	22,076,680	16,093,776	11,714,888
Principal Lending and Investing	690,250	603,650	218,750
Total	$41,483,695	$30,154,666	$24,202,859

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Acquisition Activities

A summary of the Company’s goodwill by reportable segments as of and for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
(in thousands)	2025			2024
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	439,521	$963,710	$524,189	$439,521	$963,710
Additions from acquisitions	—	—	—	—	—	—
Measurement-period and other adjustments	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$95,000	—	$95,000	$62,000	$—	$62,000
Impairment	—	—	—	33,000	—	33,000
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$95,000	$—	$95,000

Goodwill	$429,189	$439,521	$868,710	$429,189	$439,521	$868,710

(1) As of both December 31, 2025 and 2024, no goodwill was allocated to the Corporate reportable segment.

The Company did not recognize any goodwill impairment in connection with its annual impairment evaluation performed on October 1, 2025 compared to $33.0 million of impairment during its October 1, 2024 evaluation. The estimated fair value of one reporting unit in 2024

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

declined below its carrying value. The Company estimated the fair value of the reporting unit based on discounted cash flow models that utilized significant unobservable inputs and assumptions.

Other Intangible Assets

The Company’s other intangible assets consist primarily of acquired customer contracts and technology intellectual property intangibles. The Company had no indefinite-lived intangible assets as of December 31, 2025 and 2024, and assesses its other intangible assets for impairment periodically. Activity related to other intangible assets for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
Roll Forward of Other Intangible Assets (in thousands)	2025	2024
Beginning balance	$156,893	$181,975
Additions from acquisitions	—	—
Amortization	(15,016)	(15,016)
Write-offs(1)	—	(10,066)
Ending balance	$141,877	$156,893

(1) Amortization and Write-offs of Other Intangible Assets are recognized in Amortization and depreciation in the Consolidated Statements of Income.

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of December 31, 2025 and December 31, 2024:

Components of Other Intangible Assets (in thousands)	December 31, 2025	December 31, 2024
Gross value	$208,782	$210,616
Accumulated amortization	(66,905)	(53,723)
Net carrying value	$141,877	$156,893

The expected amortization of other intangible assets shown in the Consolidated Balance Sheet as of December 31, 2025 is shown in the table below. Actual amortization may vary from these estimates.

Expected
Amortization
Year Ending December 31, (in thousands)
2026	$15,016
2027	15,016
2028	15,016
2029	14,952
2030	14,946
Thereafter	66,931
Total	$141,877

As of December 31, 2025, the weighted average remaining life of all the other intangible assets was 9.9 years.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities, as of and for the years ended December 31, 2025 and 2024 follows:

	For the year ended December 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2025	2024
Beginning balance	$30,537	$113,546
Accretion	116	1,629
Fair value adjustments	(8,243)	(50,321)
Payments	(12,747)	(34,317)
Ending balance	$9,663	$30,537

The contingent consideration liabilities presented in the table above relate to: (i) acquisitions of investment sales brokerage companies completed over the past several years, and (ii) the Company’s LIHTC subsidiary. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027.

During 2025, the Company made fair value adjustments as seen above on contingent consideration liabilities associated with the Company’s LIHTC subsidiary based primarily on updated results that led to lower-than-expected payout. In 2024, the Company made fair value adjustments on contingent consideration liabilities associated with the Company’s LIHTC subsidiary and a 2022 acquisition.

The adjustments to the fair value of contingent considerations for the years ended December 31, 2025 and 2024 are included within Fair value adjustments to contingent consideration liabilities in the Consolidated Statements of Income.

The fair value adjustments in 2025 and 2024 are non-cash, and thus not reflected in the amount of cash consideration paid on the Consolidated Statements of Cash Flows.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fix and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented in the Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades and typically have maturities of 90 days or less. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency MBS using third party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on Pledged securities are included in NOTE 12.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of earnout achievement, which incorporates management estimates, volatility rates, and discount rate to determine the expected earn-out cash flows. As a result, the Company classifies these liabilities as Level 3. Additional details on Contingent consideration liabilities are included in NOTE 9.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
December 31, 2025
Assets
Loans held for sale	$—	$1,436,350	$—	$1,436,350
Pledged securities	22,288	202,666	—	224,954
Derivative assets	—	27,216	—	27,216
Total	$22,288	$1,666,232	$—	$1,688,520

Liabilities
Derivative liabilities	$—	$1,718	$—	$1,718
Corporate notes payable —Senior Notes	—	400,927	—	400,927
Contingent consideration liabilities(1)	—	—	9,663	9,663
Total	$—	$402,645	$9,663	$412,308

December 31, 2024
Assets
Loans held for sale	$—	$780,749	$—	$780,749
Pledged securities	23,472	183,432	—	206,904
Derivative assets	—	30,175	—	30,175
Total	$23,472	$994,356	$—	$1,017,828

Liabilities
Derivative liabilities	$—	$915	$—	$915
Contingent consideration liabilities(1)	—	—	30,537	30,537
Total	$—	$915	$30,537	$31,452
(1)	For a detailed roll forward of this Level 3 liability, refer to “Roll Forward of Contingent Consideration Liabilities” in NOTE 9.

There were no transfers between any of the levels within the fair value hierarchy during any of the years presented in the consolidated financial statements.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033. A roll forward of derivative instruments is presented below for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
Derivative Assets and Liabilities, net (in thousands)	2025	2024
Beginning balance	$29,260	$3,204
Settlements	(525,592)	(404,099)
Realized gains (losses) recorded in earnings(1)	496,332	400,895
Unrealized gains (losses) recorded in earnings(1)(2)	25,498	29,260
Ending balance	$25,498	$29,260
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net of guaranty obligation in the Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Consolidated Statements of Income

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of December 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average (2)
Contingent consideration liabilities	$9,663	Monte Carlo Simulation	Probability of earnout achievement	0% - 34%	4%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.
(2)	Contingent consideration weighted based on maximum remaining gross earnout amount.

The carrying amounts and the fair values of the Company's financial instruments as of December 31, 2025 and December 31, 2024 are presented below:

		December 31, 2025		December 31, 2024
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$299,315	$299,315	$279,270	$279,270
Restricted cash	Level 1	22,772	22,772	25,156	25,156
Pledged securities	Level 1 & 2	224,954	224,954	206,904	206,904
Loans held for sale	Level 2	1,436,350	1,436,350	780,749	780,749
Loans held for investment, net(1)	Level 3	77,769	77,769	32,866	32,866
Derivative assets(1)	Level 2	27,216	27,216	30,175	30,175
Total financial assets		$2,088,376	$2,088,376	$1,355,120	$1,355,120

Financial Liabilities:
Derivative liabilities(2)	Level 2	$1,718	$1,718	$915	$915
Contingent consideration liabilities(2)	Level 3	9,663	9,663	30,537	30,537
Secured borrowings(2)	Level 2	83,402	83,402	59,441	59,441
Warehouse notes payable(3)	Level 2	1,420,272	1,420,662	781,706	781,972
Corporate notes payable(3)(4)	Level 2	829,218	847,552	768,044	778,481
Total financial liabilities		$2,344,273	$2,362,997	$1,640,643	$1,651,346
(1)	Included as a component of Other assets (NOTE 16) on the Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities (NOTE 16) on the Consolidated Balance Sheets.
(3)	Carrying value includes unamortized debt issuance costs.
(4)	Carrying value includes unamortized debt discount.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Both the rate lock commitments to borrowers and the forward sale contracts to buyers are undesignated derivatives and, accordingly, are marked to fair value through Loan origination and debt brokerage fees, net in the Consolidated Statements of Income. The fair value of the Company's rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

●	the estimated gain of the expected loan sale to the investor;
●	the expected net cash flows associated with servicing the loan, net of any guaranty obligations retained;
●	the effects of interest rate movements between the date of the rate lock and the balance sheet date and
●	the nonperformance risk of both the counterparty and the Company.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of December 31, 2025 and 2024:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
December 31, 2025
Undesignated derivatives
Rate lock commitments	$374,384	$18,673	$(1,546)	$17,127	$17,608	$(481)	$—
Forward sale contracts	1,804,114	—	7,444	7,444	8,681	(1,237)	—
Loans held for sale(3)	1,429,730	12,518	(5,898)	6,620	—	—	6,620
Total undesignated derivatives		$31,191	$—	$31,191	$26,289	$(1,718)	$6,620
Designated derivatives
Interest rate swap	400,000	—	927	927	927	—	—
Senior Notes(4)	400,000	—	(927)	(927)	—	—	(927)
Total designated derivatives		$—	$—	$—	$927	$—	$(927)
Total		$31,191	$—	$31,191	$27,216	$(1,718)	$5,693

December 31, 2024
Rate lock commitments	$472,905	$19,968	$(5,338)	$14,630	$14,930	$(300)	$—
Forward sale contracts	1,258,323	—	14,630	14,630	15,245	(615)	—
Loans held for sale	785,418	4,623	(9,292)	(4,669)	—	—	(4,669)
Total		$24,591	$—	$24,591	$30,175	$(915)	$(4,669)
(1)	Included as a component of Other assets (NOTE 16) on the Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities (NOTE 16) on the Consolidated Balance Sheets.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Consolidated Balance Sheets.
(4)	Fair value adjustment included as adjustment to Corporate notes payable on the Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted EPS for the years ended December 31, 2025, 2024, and 2023 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the years ended December 31,
EPS Calculations (in thousands, except per share amounts)	2025	2024	2023
Calculation of basic EPS
Walker & Dunlop net income	$56,247	$108,167	$107,357
Less: dividends and undistributed earnings allocated to participating securities	1,355	2,441	2,752
Net income applicable to common stockholders	$54,892	$105,726	$104,605
Weighted-average basic shares outstanding	33,347	33,116	32,697
Basic EPS	$1.65	$3.19	$3.20

Calculation of diluted EPS
Net income applicable to common stockholders	$54,892	$105,726	$104,605
Add: reallocation of dividends and undistributed earnings based on assumed conversion	(1)	1	3
Net income allocated to common stockholders	$54,891	$105,727	$104,608
Weighted-average basic shares outstanding	33,347	33,116	32,697
Add: weighted-average diluted non-participating securities	22	42	178
Weighted-average diluted shares outstanding	33,369	33,158	32,875
Diluted EPS	$1.64	$3.19	$3.18

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method includes the unrecognized compensation costs associated with the awards. For the years ended December 31, 2025, 2024, and 2023, 212 thousand, 80 thousand, and 312 thousand average restricted shares, respectively were excluded from the computation of diluted EPS under the treasury-stock method.

Under the 2024 Equity Incentive Plan (and predecessor plans), subject to the Company’s approval, grantees have the option of electing to satisfy tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. For the years ended December 31, 2025, 2024, and 2023, the Company repurchased and retired 121 thousand, 127 thousand, and 130 thousand restricted shares at a weighted average market price of $86.07, $97.45, and $90.19, respectively, upon grantee vesting. For the year ended December 31, 2023, the Company repurchased and retired 91 thousand restricted share units at a weighted average market price of $96.89. The Company did not repurchase any restricted share units during the years ended December 31, 2024 and 2025.

Stock Repurchase Programs

In February 2026, the Company’s Board of Directors approved a new stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 26, 2026.

In February 2025, the Company’s Board of Directors authorized the Company to repurchase up to $75.0 million of its common stock over a 12-month period beginning on February 21, 2025. In 2025, the Company did not repurchase any shares of its common stock under the

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2025 share repurchase program.  The Company had $75.0 million of authorized share repurchase capacity remaining under the 2025 share repurchase program as of December 31, 2025.

In 2024 and 2023, the Company did not repurchase any shares of its common stock under a share repurchase program.

Dividends

In February 2026, our Board of Directors declared a dividend of $0.68 per share for the first quarter of 2026. The dividend will be paid on March 27, 2026 to all holders of record of our restricted and unrestricted common stock as of March 13, 2026.

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

Other Equity-Related Transactions

During the fourth quarter of 2025, the Company granted profit interest awards to certain non-executive employees of the Company to better align their incentive compensation with the Company’s goals. The profit interest awards allocate 15% of the income before taxes of a wholly owned subsidiary to these employees. The wholly owned subsidiary is focused on debt financing transactions closed by these employees. The profit interest holders have the right to put the interests to the Company beginning on December 31, 2030. Because of this put option, the profit interests are considered redeemable noncontrolling interests and are classified as temporary equity on the Consolidated Balance Sheets and presented between liabilities and equity. The fair value of the profit interests upon grant is amortized over the approximately 5.2 years from date of grant to the first put date as they qualify as equity-classified awards. The amortization of the awards is included as stock compensation expense with an offset to temporary equity. The Company is also required to periodically assess the redemption value of the awards and record any change in the value as an increase or decrease in temporary equity with a corresponding charge to the Company’s APIC. The activity related to temporary equity is included in the Consolidated Statements of Changes in Equity.

During 2024, the Company purchased two noncontrolling interests for cash consideration of $18.9 million. The purchase of the noncontrolling interests resulted in a net reduction to APIC of $16.7 million (non-cash transactions) for the excess of the purchase prices over the noncontrolling interests balance.

In 2025, 2024, and 2023, $6.1 million, $4.4 million, and $3.0 million, respectively, of stock was issued to employees, for which we had an accrued liability prior to the issuance of the award. Upon issuance, the accrued liability was reclassed to APIC, a non-cash transaction.

NOTE 12 —FANNIE MAE COMMITMENTS AND PLEDGED SECURITIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of December 31, 2025. The majority of the loans for which the Company has risk sharing are Tier 2 loans.

The Company is in compliance with the December 31, 2025 collateral requirements as outlined above. As of December 31, 2025, reserve requirements for the December 31, 2025 DUS loan portfolio will require the Company to fund $99.7 million in additional restricted liquidity

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its future operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of December 31, 2025. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk sharing. As of December 31, 2025, the net worth requirement was $350.4 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of December 31, 2025, the Company was required to maintain at least $69.7 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $290.6 million as of December 31, 2025, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Consolidated Balance Sheets consisted of the following balances as of December 31, 2025, 2024, 2023, and 2022:

	December 31,
Pledged Securities (in thousands)	2025	2024	2023	2022
Restricted cash	$17,419	$3,015	$2,727	$5,788
Money market funds	4,869	20,457	38,556	8,870
Total pledged cash and cash equivalents	$22,288	$23,472	$41,283	$14,658
Agency MBS	202,666	183,432	142,798	142,624
Total pledged securities, at fair value	$224,954	$206,904	$184,081	$157,282

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2. The following table provides additional information related to the AFS Agency MBS as of December 31, 2025 and 2024:

Fair Value and Amortized Cost of Agency MBS (in thousands)	December 31, 2025	December 31, 2024
Fair value	$202,666	$183,432
Amortized cost	200,469	182,912
Total gains for securities with net gains in AOCI	3,247	1,650
Total losses for securities with net losses in AOCI	(1,050)	(1,130)
Fair value of securities with unrealized losses	124,684	136,976

Pledged securities with a fair value of $94.8 million, an amortized cost of $95.8 million, and a net unrealized loss of $1.0 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	December 31, 2025
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	95,083	94,499
After five years through ten years	94,702	93,734
After ten years	12,881	12,236
Total	$202,666	$200,469

NOTE 13—SHARE-BASED PAYMENT

As of December 31, 2025, there were 12.0 million shares of stock authorized for issuance to directors, officers, and employees under the 2024 Equity Incentive Plan, which was approved by the stockholders on May 2, 2024 and constitutes an amendment and restatement of the Company’s 2020 Equity Incentive Plan, which entitles recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. As of December 31, 2025, 1.5 million shares remain available for grant under the 2024 Equity Incentive Plan.

Under the 2024 Equity Incentive Plan (and predecessor plans), the Company granted stock options to executive officers in the past and restricted shares to executive officers, employees, and non-employee directors during the years presented in the Consolidated Statements of Income, all without cost to the grantee. For the year ended December 31, 2025, the Company granted 0.2 million RSUs to the executive officers and certain other employees in connection with PSPs (“performance awards”). For both the years ended 2024 and 2023, the Company granted 0.2 million RSUs to the executive officers and certain other employees in connection with PSPs. The Company granted the RSUs at the maximum performance thresholds for each metric each year. As of December 31, 2025, the RSUs issued in connection with the 2025, 2024, and 2023 PSPs are unvested and outstanding. In 2025, the Company issued 0.4 million RSUs to the Company’s CEO in connection with a performance award. NOTE 2 contains additional details related to this award.

With respect to the 2024 and 2025 PSPs, the Company determined that the revenue and EPS targets were achievable at varying levels as of December 31, 2025.

The following table summarizes stock compensation expense for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
Components of stock compensation expense (in thousands)	2025	2024	2023
Restricted shares	$25,989	$24,907	$29,452
CEO outperformance award	716	—	—
PSP "RSUs"	42	2,419	(1,610)
Total stock compensation expense	$26,747	$27,326	$27,842

Excess tax benefit (shortfall) recognized	$(1,414)	$1,674	$2,972

The amounts attributable to restricted shares in the table above include both equity-classified awards granted in restricted shares and liability-classified awards to be granted in restricted shares. The excess tax benefits (shortfall) recognized above reduced (increased) income tax expense.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes restricted share activity for the year ended December 31, 2025:

		Weighted-
		Average
		Grant-date
Restricted Shares Activity	Shares	Fair Value
Nonvested as of January 1, 2025	784,968	$89.69
Granted	462,402	83.67
Vested	(316,628)	88.97
Forfeited	(30,453)	90.94
Nonvested as of December 31, 2025	900,289	$86.82

The fair value of restricted share awards granted during 2025 was estimated using the closing price on the date of grant. The weighted average grant date fair values of restricted shares granted in 2024 and 2023 were $98.45 per share and $84.78 per share, respectively. The fair value of the restricted shares that vested during the years ended December 31, 2025, 2024, and 2023 were $27.2 million, $36.3 million, and $31.5 million, respectively.

As of December 31, 2025, the total unrecognized compensation cost for outstanding restricted shares was $43.7 million. As of December 31, 2025, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.2 years.

The following table summarizes activity related to RSU performance awards for the year ended December 31, 2025:

		Weighted-
		Average
		Grant-date
Restricted Share Units Activity	Share Units	Fair Value
Nonvested as of January 1, 2025	599,959	$96.86
Granted	567,464	86.28
Vested	—	—
Forfeited	(155,505)	128.39
Cancelled	—	—
Nonvested as of December 31, 2025	1,011,918	$86.08

The fair value of performance awards granted during 2025 was estimated using the closing price on the date of grant. The weighted average grant date fair values of performance awards granted in 2024 and 2023 were $93.19 per share and $76.17 per share, respectively. The fair value of the performance awards that vested during the year ended December 31, 2023 was $20.5 million. There were no performance share vestings during the years ended December 31, 2025 and December 31, 2024.

As of December 31, 2025, the total unrecognized compensation cost for outstanding performance awards was $11.1 million. As of December 31, 2025, the weighted-average period over which this unrecognized compensation cost will be recognized is 3.8 years. The unrecognized compensation cost is based on the achievement levels that are probable as of December 31, 2025.

As of December 31, 2025, the total unrecognized compensation cost for the profits interests discussed in NOTE 11 was $10.5 million. As of December 31, 2025, the weighted-average period over which this unrecognized compensation cost will be recognized is 5.0 years.

NOTE 14—INCOME TAXES

Income Tax Expense

The Company calculates its provision for federal, state, and international income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The Company adopted ASU 2023-09 as of December 31, 2025. The adoption of the ASU did not have a material impact on the Company’s disclosures. As permitted by the ASU, the Company prospectively

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

adopted the disclosure requirements since the additional disclosures in prior years would not provide material new information or trends to users of the financial statements.

The following is a summary of income tax expense for the years ended December 31, 2025, 2024, and 2023:

	For the year ended December 31,
Components of Income Tax Expense (in thousands)	2025	2024	2023
Current
Federal	$20,734	$29,389	$25,712
State	7,034	5,673	8,401
International	74	(2,019)	(285)
Total current expense	$27,842	$33,043	$33,828

Deferred
Federal	$(2,611)	$(1,713)	$1,250
State	(1,271)	(125)	(434)
International	(1,947)	(662)	382
Total deferred expense (benefit)	$(5,829)	$(2,500)	$1,198
Total income tax expense	$22,013	$30,543	$35,026

The following table presents a reconciliation of the statutory federal tax expense to the income tax expense in the accompanying Consolidated Statements of Income:

	For the year ended December 31,
(in thousands)	2025		2024	2023
Statutory federal expense	$16,590	21.0%	$27,615	$29,021
Statutory state income tax expense, net of federal tax benefit(1)	3,246	4.1	4,216	6,465
Excess tax shortfalls (benefits), net of federal tax impact	1,414	1.8	(1,674)	(2,972)
Nondeductible expenses	1,707	2.2	3,381	3,064
Non-U.S. earnings (loss)	(1,480)	(1.9)	(2,117)	224
Other	536	0.7	(878)	(776)
Income tax expense	$22,013	27.9%	$30,543	$35,026
(1)	In 2025, state and local income taxes in California, Maryland, Massachusetts and Tennessee comprise the majority of the statutory state income tax expense, net of federal effect category.

Under the provisions of Section 162(m) of the Internal Revenue Code (“162(m)”), the deductibility of executive compensation is limited to $1 million per year for each named executive officer (“NEO”). Based on the information available as of December 31, 2025, 2024, and 2023, the Company believed that it is more likely than not a significant portion of NEO stock-based and other deferred compensation book expense will exceed the $1 million limitation in future years when the shares vest, resulting in no tax deductibility for the book expense associated with these compensation agreements and no deferred tax assets. Additionally, for each of the years presented above, portions of NEO compensation other than stock and other deferred compensation were above the $1 million limitation, resulting in no tax deductibility for amounts above the $1 million limitation. The majority of the nondeductible expenses shown in the table above relate to these two impacts from 162(m).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred Tax Assets/Liabilities

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

	As of December 31,
Components of Deferred Tax Liabilities, Net (in thousands)	2025	2024
Deferred Tax Assets
Compensation related	$7,866	$5,978
Credit losses	17,654	10,202
Other	12,321	6,484
Total deferred tax assets	$37,841	$22,664

Deferred Tax Liabilities
Mark-to-market of derivatives and loans held for sale	$(8,418)	$(6,247)
Mortgage servicing rights related	(189,018)	(196,678)
Acquisition related (1)	(67,969)	(52,936)
Depreciation	(9,437)	(8,189)
Total deferred tax liabilities	$(274,842)	$(264,050)
Deferred tax liabilities, net	$(237,001)	$(241,386)
(1)	Acquisition-related deferred tax liabilities consist of book-to-tax differences associated with basis step ups related to the amortization of goodwill recorded from acquisitions and book-to-tax differences in intangible asset amortization.

The Company believes it is more likely than not that it will generate sufficient taxable income in future periods to realize the deferred tax assets. During the years ended December 31, 2025, 2024, and 2023, the Company recognized an insignificant amount of deferred tax assets or liabilities that are not included as a component of deferred tax expense. A significant portion of these differences relates to AFS securities. The Company is required to treat unrealized gains and losses on AFS securities as currently taxable income, impacting its deferred expense but not the deferred tax assets or liabilities. The Company’s pretax income (loss) from foreign operations was insignificant for all the periods presented.

Income Taxes Paid

As presented in our Statement of Cash Flows, the Company paid income taxes, net of cash refunds received of $22.6 million for the year ended December 31, 2025. For the year ended December 31, 2025, the Company made tax payments, net of cash refunds received of $16.5 million for its federal tax obligations, $6.1 million for its state and local obligations, and an insignificant amount for its foreign obligations. The Company made net tax payments of $1.9 million to the state of California during the year ended December 31, 2025. No other state was above 5% of worldwide net tax payments during the year ended December 31, 2025.

Tax Uncertainties

The Company periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where the Company believes it is more likely than not that a tax position will not be sustained, management records its best estimate of the resulting tax liability, including interest and penalties, in the consolidated financial statements. As of December 31, 2025, based on all known facts and circumstances and current tax law, management believes that there are no material tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15—LEASES

Right of use assets and lease liabilities associated with the Company’s operating leases are recorded as Other assets and Other liabilities, respectively, in the Consolidated Balance Sheet. As of December 31, 2025, our leases have terms varying in duration, with the longest term ending in 2036.

The following table presents information about the Company’s lease arrangements:

Operating Lease Arrangements (in thousands)	For the year ended December 31,
Operating Leases	2025	2024	2023
ROU assets	$76,333	$80,024	$76,463
Lease liabilities	105,125	107,502	101,358
Weighted-average remaining lease term	8.4 years	9.1 years	9.8 years
Weighted-average discount rate	4.8%	4.6%	4.0%

Operating Lease Expenses
Single lease costs	$16,110	$16,061	$14,150
Cash paid for amounts included in the measurement of lease liabilities	16,098	14,761	12,406
Right-of-use assets obtained in exchange for new lease obligations	6,056	10,655	16,798

Maturities of lease liabilities as of December 31, 2025 are presented below (in thousands):

Year Ending December 31,
2026	$17,500
2027	17,477
2028	15,797
2029	13,399
2030	12,012
Thereafter	51,246
Total lease payments	$127,431
Less imputed interest	(22,306)
Total	$105,125

NOTE 16 – OTHER ASSETS AND LIABILITIES

The following table is a summary of the major components of other assets as of December 31, 2025 and 2024.

	As of December 31,
Components of Other Assets (in thousands)	2025	2024
Equity-method investments	$232,705	$207,242
ROU assets	76,333	80,024
Prepaid expenses	71,929	78,487
Property and equipment, net	54,409	48,460
Loans held for investment, net	77,769	32,866
Derivative assets	27,216	30,175
All other	56,235	85,549
Total	$596,596	$562,803

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the major components of other liabilities as of December 31, 2025 and 2024.

	As of December 31,
Components of Other Liabilities (in thousands)	2025	2024
Accrued expenses	$172,516	$155,252
Lease liability	105,125	107,502
Guaranty obligation, net	32,924	35,980
Contingent consideration liabilities	9,663	30,537
Secured Borrowing (1)	118,559	95,022
All other	130,843	103,567
Total	$569,630	$527,860

(1)  Composed of borrowings related to repurchased loans of $83.4 million and a mortgage loan on a consolidated affordable property of $35.2 million. The mortgage loan carries an interest rate of SOFR plus 1.87% and will require our subsidiary to make insignificant monthly principal payments until October 1, 2029 at which point the subsidiary will make a $33.1 million principal payment.

NOTE 17—OTHER REVENUES, OTHER OPERATING EXPENSES, AND ASSET IMPAIRMENTS AND OTHER EXPENSES

The following table is a summary of the major components of other revenues for the years ended December 31, 2025, 2024, and 2023.

	For the year ended December 31,
Components of Other Revenues (in thousands)	2025	2024	2023
Housing market research subscription revenue (1)	$25,423	$19,093	$35,794
Syndication and other LIHTC revenue (2)	16,575	15,706	26,006
Assumption and application fees	7,134	10,271	9,629
All other	60,660	73,134	46,537
Total	$109,792	$118,204	$117,966

(1) Housing market research subscription revenue and investment banking revenues generated from our research and investment banking subsidiary.

(2) Syndication and other LIHTC revenue generated from our subsidiary focused on affordable equity.

The following table is a summary of the major components of other operating expenses for the years ended December 31, 2025, 2024, and 2023.

	For the year ended December 31,
Components of Other Operating Expenses (in thousands)	2025	2024	2023
Professional fees	$25,619	$30,111	$28,370
Office and software expenses	31,081	29,893	26,343
Rent (1)	20,609	19,880	18,174
Travel and entertainment	16,560	14,541	12,225
Marketing and preferred broker	13,296	12,542	12,142
All other	17,998	22,269	21,030
Total	$125,163	$129,236	$118,284

(1) Includes single lease cost and other related expenses (common-area maintenance and other miscellaneous charges).

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a summary of the components of asset impairments and other expenses for the years ended December 31, 2025, 2024, and 2023.

	For the year ended December 31,
Components of Asset Impairments and Other Expenses (in thousands)	2025	2024	2023
Debt issuance cost write-off	4,215	—	(4,420)
Asset impairments and investment related losses (1)	26,055	721	4,970
Legal investigation review	2,926	—	—
All other	3,550	460	(1,157)
Total	$36,746	$1,181	$(607)
(1)	In 2025, consisted of (i) $13.6 million of impairment of real estate held for use, (ii) $5.0 million of impairment of an equity-method investment, and (iii) a $7.5 million accrual for losses expected on disposition of certain affordable assets. In 2024 and 2023, consisted of only impairment of real estate held for use.

NOTE 18—VARIABLE INTEREST ENTITIES

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

The Company may purchase an investor’s partnership interest. In these circumstances, the Company assesses whether its new ownership percentage could potentially be significant to the VIE. When the Company determines the new ownership percentage is significant, it consolidates the fund as the Company is the primary beneficiary. As of both December 31, 2025 and 2024, the assets and liabilities of the consolidated funds were insignificant.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Joint Development of Affordable Housing Projects

The Company enters joint ventures with affordable property developers and/or investors to develop affordable housing projects. The joint ventures’ objectives are to develop the affordable housing project for syndication into a tax credit fund. When the Company develops affordable housing projects to ultimately syndicate the property into a tax credit fund, the Company invests in the joint venture but does not have management rights. The Company has significant exposure to the economic losses or benefits but does not have the power to direct the activities that most significantly impact the VIE’s economic performance; consequently, the Company determined that it is not the primary beneficiary in the VIE and recognizes an equity-method investment in the VIE included in Other assets in the Consolidated Balance Sheets.

The table below presents the assets and liabilities of the Company’s consolidated joint development VIEs included in the Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$439	$863
Restricted cash	2,452	3,939
Receivables, net	27,570	26,570
Other Assets	7,257	44,892
Total assets of consolidated VIEs	$37,718	$76,264

Liabilities:
Other liabilities	$9,888	$55,527
Total liabilities of consolidated VIEs	$9,888	$55,527

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included in the Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	December 31, 2025	December 31, 2024
Assets
Committed investments in tax credit equity	$241,401	$313,230
Other assets: Equity-method investments	93,018	50,592
Total interests in nonconsolidated VIEs	$334,419	$363,822

Liabilities
Commitments to fund investments in tax credit equity	$219,949	$274,975
Total commitments to fund nonconsolidated VIEs	$219,949	$274,975

Maximum exposure to losses(1)(2)	$334,419	$363,822
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Walker & Dunlop, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 19—RELATED PARTY TRANSACTION

The Company, through its WDAE subsidiaries, has related party loans with its affordable housing project partners, which include property developers and managers. To facilitate the development of affordable housing projects prior to syndication into a tax credit fund, the Company extends pre-development and working capital loans to its partners in affordable housing project partnerships. The outstanding balance of these loans was $193.4 million and $137.0 million as of December 31, 2025 and 2024, respectively, and the related interest income was $12.5 million for the year ended December 31, 2025 and was insignificant for the year ended December 31, 2024. The balance of these receivables is included as Receivables, net in the Consolidated Balance Sheets.