Form 10-Q
period 2026-03-31
Walker & Dunlop, Inc.
filed 2026-05-07
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 34,331,241 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$192,527	$299,315
Restricted cash	34,419	22,772
Pledged securities, at fair value	228,646	224,954
Loans held for sale, at fair value	2,546,860	1,436,350
Mortgage servicing rights	795,754	808,145
Goodwill	868,710	868,710
Other intangible assets	138,123	141,877
Receivables, net	424,393	419,358
Committed investments in tax credit equity	265,368	241,401
Other assets	670,660	596,596
Total assets	$6,165,460	$5,059,478

Liabilities
Warehouse notes payable	$2,535,227	$1,420,272
Corporate notes payable	825,816	829,218
Allowance for risk-sharing obligations	38,673	37,546
Commitments to fund investments in tax credit equity	256,121	219,949
Other liabilities	775,837	806,631
Total liabilities	$4,431,674	$3,313,616

Temporary Equity
Profit interests of a wholly owned subsidiary subject to possible redemption	$752	$(1,036)

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,249 shares as of March 31, 2026 and 33,389 shares as of December 31, 2025)	332	334
Additional paid-in capital ("APIC")	454,215	450,434
Accumulated other comprehensive income (loss) ("AOCI")	1,203	1,876
Retained earnings	1,264,446	1,282,390
Total stockholders’ equity	$1,720,196	$1,735,034
Noncontrolling interests	12,838	11,864
Total permanent equity	$1,733,034	$1,746,898
Commitments and contingencies (NOTES 2 and 12)	—	—
Total liabilities, temporary equity, and permanent equity	$6,165,460	$5,059,478

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Revenues
Loan origination and debt brokerage fees, net	$88,532	$46,381
Fair value of expected net cash flows from servicing, net of guaranty obligation	46,773	27,811
Servicing fees	85,437	82,221
Property sales broker fees	13,179	13,521
Investment management fees	10,226	9,682
Net warehouse interest income (expense)	25	(786)
Placement fees and other interest income	32,704	33,211
Other revenues	24,455	25,326
Total revenues	$301,331	$237,367

Expenses
Personnel	$152,829	$121,390
Amortization and depreciation	62,964	57,621
Provision (benefit) for credit losses	4,118	3,712
Interest expense on corporate debt	14,902	15,514
Indemnified and repurchased loan expenses	10,061	857
Other operating expenses	30,507	33,029
Total expenses	275,381	232,123
Income before taxes	$25,950	$5,244
Income tax expense	8,022	2,519
Net income before noncontrolling interests and temporary equity holders	$17,928	$2,725
Less: net income (loss) from noncontrolling interests	974	(29)
Less: net income (loss) attributable to temporary equity holders	1,083	—
Walker & Dunlop net income	$15,871	$2,754
Other comprehensive income (loss), net of tax	(673)	709
Walker & Dunlop comprehensive income	$15,198	$3,463

Basic earnings per share (NOTE 11)	$0.46	$0.08
Diluted earnings per share (NOTE 11)	$0.46	$0.08

Basic weighted-average shares outstanding	33,394	33,264
Diluted weighted-average shares outstanding	33,411	33,296

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

		For the three months ended March 31, 2026
			Stockholders' Equity
	Temporary	Common Stock				Retained	Noncontrolling	Total
	Equity	Shares	Amount	APIC	AOCI	Earnings	Interests	Permanent Equity
Balance as of December 31, 2025	$(1,036)	33,389	$334	$450,434	$1,876	$1,282,390	$11,864	$1,746,898
Walker & Dunlop net income	—	—	—	—	—	15,871	—	15,871
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	974	974
Net income (loss) attributable to temporary equity	1,083	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(673)	—	—	(673)
Stock-based compensation–equity classified	705	—	—	7,072	—	—	—	7,072
Issuance of common stock in connection with equity compensation plans	—	239	2	5,595	—	—	—	5,597
Repurchase and retirement of common stock	—	(379)	(4)	(8,886)	—	(10,210)	—	(19,100)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,605)	—	(23,605)
Balance as of March 31, 2026	$752	33,249	$332	$454,215	$1,203	$1,264,446	$12,838	$1,733,034

	For the three months ended March 31, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	$332	$429,000	$586	$1,317,945	$12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation–equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities
Net income before noncontrolling interests and temporary equity holders	$17,928	$2,725
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(46,773)	(27,811)
Change in the fair value of premiums and origination fees	(13,412)	1,074
Amortization and depreciation	62,964	57,621
Provision (benefit) for credit losses	4,118	3,712
Indemnified and repurchased loans expenses - loan repurchase losses	6,950	—
Originations of loans held for sale	(3,906,787)	(1,199,612)
Proceeds from transfers of loans held for sale	2,795,446	999,647
Other operating activities, net	(64,346)	(118,464)
Net cash provided by (used in) operating activities	$(1,143,912)	$(281,108)

Cash flows from investing activities
Capital expenditures	$(1,887)	$(3,628)
Capital invested in equity-method investments	(3,118)	(8,965)
Purchases of pledged available-for-sale ("AFS") securities	(22,894)	(16,989)
Proceeds from prepayment and sale of pledged AFS securities	3,341	2,406
Originations and repurchase of loans held for investment	(23,418)	(13,371)
Other investing activities, net	7,897	1,165
Net cash provided by (used in) investing activities	$(40,079)	$(39,382)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,118,166	$199,823
Repayments of corporate notes payable	(1,125)	(328,481)
Borrowings of corporate notes payable	—	398,875
Repurchase of common stock	(19,100)	(8,587)
Cash dividends paid	(23,605)	(22,935)
Payment of contingent consideration	(60)	(1,500)
Debt issuance costs	(343)	(14,117)
Other financing activities, net	112	(1,052)
Net cash provided by (used in) financing activities	$1,074,045	$222,026

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(109,946)	$(98,464)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	344,375	327,898
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$234,429	$229,434

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$20,113	$14,867
Cash paid for income taxes, net of cash refunds received	68	(75)

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company has evaluated the effects of all events that have occurred subsequent to March 31, 2026 and before the date of this filing. The Company has made certain disclosures in the notes to the condensed consolidated financial statements of events that have occurred subsequent to March 31, 2026. There have been no other material subsequent events that would require recognition in the condensed consolidated financial statements.

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

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
Components of Provision (Benefit) for Credit Losses (in thousands)	2026	2025
Provision (benefit) for loan losses	$2,500	$—
Provision (benefit) for risk-sharing obligations	1,618	3,712
Provision (benefit) for credit losses	$4,118	$3,712

Transfers of Financial Assets—The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. At times, the Company may agree to indemnify the GSEs pursuant to a forbearance and indemnification agreement in lieu of repurchase. Refer to NOTE 5 and the 2025 Form 10-K for additional discussion related to repurchased and indemnified loans.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 12) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions on the Condensed Consolidated Balance Sheets as of March 31, 2026 and 2025, and December 31, 2025 and 2024.

	March 31,		December 31,
(in thousands)	2026	2025	2025	2024
Cash and cash equivalents	$192,527	$180,971	$299,315	$279,270
Restricted cash	34,419	32,268	22,772	25,156
Pledged cash and cash equivalents (NOTE 12)	7,483	16,195	22,288	23,472
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$234,429	$229,434	$344,375	$327,898

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The Company had realizable shortfalls of $2.0 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment (including repurchased loans) with its own cash. Included in Net warehouse interest income (expense) for the three months ended March 31, 2026 and 2025 are the following components:

	For the three months ended
(in thousands)	March 31,
Components of Net Warehouse Interest Income (Expense)	2026	2025
Warehouse interest income	$17,093	$6,574
Warehouse interest expense	(17,068)	(7,360)
Net warehouse interest income (expense)	$25	$(786)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $4.5 million and $2.0 million for the three months ended March 31, 2026 and 2025.

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

Other than LIHTC asset management fees as described in the 2025 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or significant estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended
	March 31,
Description	2026	2025	Statement of income line item
Certain loan origination fees	$31,920	$16,734	Loan origination and debt brokerage fees, net
Property sales broker fees	13,179	13,521	Property sales broker fees
Investment management fees	10,226	9,682	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	16,207	18,027	Other revenues
Total revenues derived from contracts with customers	$71,532	$57,964

Litigation—On December 15, 2025, the Corporation for Better Housing and Integrated Community Development LLC (collectively, “Plaintiffs”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and certain of its affiliates, Alliant Credit Facility ALP II, LLC, Alliant Credit Facility II, LLC, Alliant Fund 115, LLC, Alliant Credit Facility ALP IV, Alliant Kawana Middle Tier, LLC, and Alliant ALP 2021 LLC (collectively, the “Defendants”).

The complaint alleges the Defendants wrongfully abandoned their partnership with Plaintiffs in late 2024 and interfered with Plaintiffs’ existing housing projects in which the Defendants were already participating as a limited partner. The Plaintiffs assert claims of breach of implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, tortious interference with prospective economic advantage, fraud and breach of fiduciary duty. Plaintiffs seek damages in excess of $50 million, punitive damages, attorneys’ fees and costs, and other relief.

The Defendants believe the Plaintiffs’ claims mischaracterize many of the facts and are without merit and intend to defend the action vigorously. Accordingly, the Company has not recorded a reserve as it does not believe a loss is probable. The Company is unable to estimate a reasonably possible financial loss or range of financial loss, if any, that the Company may incur in relation to this action.

In addition, in the ordinary course of business, the Company may be party to various claims and litigation, none of which the Company believes is material. The Company cannot predict the outcome of any pending litigation and may be subject to consequences that could include fines, penalties, and other costs, and the Company’s reputation and business may be impacted. The Company believes that any liability that could be imposed on the Company in connection with the disposition of any such pending lawsuits in the ordinary course of business would not have a material adverse effect on its business, results of operations, liquidity, or financial condition.

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

The adoption of these ASUs is not expected to have a material effect on the condensed consolidated financial statements. There are no other recently announced but not yet effective accounting pronouncements issued that the Company believes have the potential to impact the Company’s consolidated financial statements.

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation. Additionally, in the 2025 Form 10-K, the Company began presenting Indemnified and repurchased loan expenses on the Consolidated Statements of Income to enhance visibility around expenses related to specific events given their larger impact for the full year 2025. Previously, these amounts were included in Other operating expenses and were disclosed throughout the notes to the consolidated financial statements. NOTE 5 contains additional information on Indemnified and repurchased loan expenses.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both March 31, 2026 and December 31, 2025. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$39.9
200 basis point increase	77.0
Placement Fee Rate
50 basis point decrease	$50.3
100 basis point decrease	100.7

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
	March 31,
Roll Forward of MSRs (in thousands)	2026	2025
Beginning balance	$808,145	$852,399
Additions, following the sale of loan	46,361	26,843
Amortization	(53,076)	(51,822)
Pre-payments and write-offs	(5,676)	(1,659)
Ending balance	$795,754	$825,761

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of March 31, 2026 and December 31, 2025:

Components of MSRs (in thousands)	March 31, 2026	December 31, 2025
Gross value	$1,844,085	$1,824,350
Accumulated amortization	(1,048,331)	(1,016,205)
Net carrying value	$795,754	$808,145

The expected amortization of MSRs held on the Condensed Consolidated Balance Sheet as of March 31, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Nine Months Ending December 31,	Amortization
2026	$153,379
Year Ending December 31,
2027	$185,900
2028	154,749
2029	114,717
2030	73,692
2031	46,227
Thereafter	67,090
Total	$795,754

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac’s small balance pre-securitized loans (“SBL”) as discussed in the Company’s 2025 Form 10-K. Most loans are collectively evaluated, while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves, along with an insignificant balance of reserves for Freddie Mac SBLs, are presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
	March 31,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2026	2025
Beginning balance	$37,546	$28,159
Provision (benefit) for risk-sharing obligations	1,618	3,712
Write-offs	(491)	—
Ending balance	$38,673	$31,871

The Company assesses several qualitative and quantitative factors, including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during the three months ended March 31, 2026 and 2025 follows:

	As of and for the three months ended
	March 31,
CECL Allowance Calculation Inputs, Details, and Provision Impact	2026	2025
Forecast-period loss rate (in basis points)	2.1	2.1
Reversion-period loss rate (in basis points)	1.2	1.2
Historical loss rate (in basis points)	0.3	0.3
At-risk Fannie Mae servicing portfolio UPB (in billions)	$68.9	$63.6
CECL allowance (in millions)	$25.4	$24.4
Provision (benefit) for CECL allowance (in millions)	$0.4	$0.2

During the first quarters of both 2026 and 2025, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. The look-back period update for each year did not have a significant impact on the Provision (benefit) for risk-sharing obligations.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of March 31, 2026 was 4.9 years compared to 5.1 years as of December 31, 2025.

12 Fannie Mae DUS loans and two Freddie Mac SBLs had aggregate collateral-based reserves of $13.3 million as of March 31, 2026, compared to 11 Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $12.6 million as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $14.2 billion and $14.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—INDEMNIFIED AND REPURCHASED LOANS

The Company has repurchased, agreed to repurchase and indemnify, or expects to indemnify the GSEs for $191.9 million of loans that were originated for the GSEs’ programs. In 2025, the Company received requests to repurchase two portfolios of loans with an aggregate UPB of $100.0 million as a result of fraudulent documentation submitted by the borrowers in connection with the loans. As of March 31, 2026, the Company has executed forbearance and indemnification agreements that delay the repurchase of the portfolios until the fourth quarter of 2027 for the first portfolio ($50.7 million original UPB) and the first quarter of 2028 for the second portfolio ($49.3 million original UPB) and pursuant to which the Company agreed to indemnify the GSE against any losses until the repurchase date. In the first quarter of 2026, the Company also repurchased a $4.6 million loan. Lastly, the Company no longer believes that it is probable that the it will receive a repurchase request for $34.3 million of loans that it believed were probable of repurchase as of December 31, 2025, as it entered into an indemnification agreement in the second quarter of 2026 under which the GSE forebears any requirement for the Company to repurchase the loans unless certain specified triggering events occur.

A summary of the Company’s indemnified and repurchased loans and their location on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 follows:

Other Assets and Other Liabilities Related to Indemnified and Repurchased Loans (in thousands)	March 31, 2026	December 31, 2025
Other Assets
Indemnified loans	$91,241	$46,253
Repurchased loans	41,556	36,926
Allowance for loan losses	(29,077)	(5,410)
Loans held for investment, net	$103,720	$77,769

Other real estate owned ("OREO") (1)(2)	$13,218	$14,756
Other asset, net (1)(2)	24,124	24,124
Real estate held for sale or held for use	$37,342	$38,880
Total other assets	$141,062	$116,649

Other Liabilities
Secured borrowings	$128,697	$83,402
Indemnification reserves (3)	7,961	23,920
Total other liabilities	$136,658	$107,322
(1)	The OREO asset and the other asset, net were held for sale as of March 31, 2026. Upon reclassification from held for use to held for sale in the first quarter of 2026, the Company recorded an impairment charge of $1.5 million as seen in the table below. The fair value for both the OREO asset and the other asset, net was determined by appraisal. OREO and other asset, net are presented as components of Other assets on the Condensed Consolidated Balance Sheets.
(2)	These real estate assets were held for sale as of March 31, 2026 and held for use as of December 31, 2025.
(3)	NOTE 2 in the 2025 Form 10-K contains information about the nature of these reserves.

Maximum Expected Future Payments (in thousands)	March 31, 2026	December 31, 2025
Secured borrowings	$128,697	$83,402
Collateral for secured borrowings (1)	(24,749)	(22,668)
Total	$103,948	$60,734
(1)	Collateral for secured borrowings is included in Receivables, net on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for loan losses related to indemnified and repurchased loans for the three months ended March 31, 2026 and 2025 follows.

	For the three months ended
Roll Forward of Allowance for Loan Losses (in thousands)	March 31, 2026	March 31, 2025
Beginning balance	$5,410	$4,060
Provision (benefit) for loan losses	2,500	—
Transfers from purchased credit deteriorated initial allowance	21,167	—
Write-offs	—	—
Ending balance	$29,077	$4,060

In addition to the provision for credit losses related to the indemnified and repurchased loan portfolio, the Company also incurs costs related to operating the indemnified and repurchased loans and other assets. A summary of losses and expenses related to indemnified and repurchased loans for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
Impact of Indemnified and Repurchased Loans (in thousands)	March 31, 2026	March 31, 2025
Initial loan repurchase costs	$797	$322
Indemnified and repurchased loan operating costs	2,314	535
Expected principal losses on loan repurchase ("loan repurchase losses")	6,950	—
Indemnified and repurchased loan expenses	$10,061	$857

Other Activity Related to Indemnified and Repurchased Loans
Provision (benefit) for loan losses(1)	2,500	—
Other operating expenses(2)	1,538	—
Other interest income(3)	(1,074)	—
Total net expense impact of indemnified and repurchased loans	$13,025	$857
(1)	Included as a component of Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.
(2)	Includes impairment charges related to the OREO asset that was previously repurchased and included as a component of Other operating expenses in the Condensed Consolidated Statements of Income.
(3)	Included as a component of Placement fees and other interest income in the Condensed Consolidated Statements of Income.

Some of the indemnified and repurchased loans above are on non-accrual status. A summary of these loans as of March 31, 2026 and December 31, 2025 follows:

Non-accrual loans (in thousands)	March 31, 2026	December 31, 2025
Loans held for investment UPB	$100,654	$48,630
Cost basis and fair value adjustments, net	(2,551)	1,331
Allowance for loan losses	(25,417)	(5,410)
Non-accrual loans, net	$72,686	$44,551

NOTE 6—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $146.4 billion as of March 31, 2026 compared to $144.0 billion as of December 31, 2025.

As of March 31, 2026 and December 31, 2025, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.5 billion and $3.1 billion, respectively. These amounts are not included on the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 7—WAREHOUSE AND CORPORATE NOTES PAYABLE

Warehouse Facilities

As of March 31, 2026, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $5.3 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”). The maximum amount and outstanding borrowings under Warehouse notes payable as of March 31, 2026 follow:

	March 31, 2026
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$66,036	SOFR plus 1.30%
Agency Warehouse Facility #2	700,000	1,800,000	2,500,000	1,726,306	SOFR plus 1.20%
Agency Warehouse Facility #3	425,000	425,000	850,000	69,173	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	162,199	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	342,031	SOFR plus 1.45%
Total National Bank Agency Warehouse Facilities	$1,600,000	3,700,000	5,300,000	$2,365,745
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	169,703
Total Agency Warehouse Facilities	$1,600,000	5,200,000	6,800,000	$2,535,448
(1)	Interest rate presented does not include the effect of any applicable interest rate floors.

During 2026, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #2 was extended to March 1, 2027, and the interest rate was decreased from SOFR plus 130 basis points to SOFR plus 120 basis points. Additionally, during the first quarter of 2026, the uncommitted amount was temporarily increased to $1.8 billion until May 1, 2026, at which time the uncommitted amount reverted to $300.0 million.

Corporate Notes Payable

The Company has a senior secured credit agreement, which has been amended several times, that provides for a $450.0 million term loan (the “Term Loan”) and a revolving credit facility of $50.0 million. As of March 31, 2026, the balance of the Term Loan was $445.5 million, and the revolving credit facility did not have an outstanding balance. The Company also had $400.0 million aggregate principal amount and balance outstanding of senior unsecured notes due 2033 (“Senior Notes”) as of March 31, 2026.

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of March 31, 2026.

NOTE 8—SEGMENTS

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

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, including indemnified and repurchased loans from the Agencies (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments, e.g., preferred equity, mezzanine debt, etc., either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the LIHTC sector and other commercial real estate.

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

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the three months ended March 31, 2026 and 2025.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the three months ended March 31, 2026
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$88,076	$456	$—	$88,532
Fair value of expected net cash flows from servicing, net of guaranty obligation	46,773	—	—	46,773
Servicing fees	—	85,437	—	85,437
Property sales broker fees	13,179	—	—	13,179
Investment management fees	—	10,226	—	10,226
Net warehouse interest income (expense)	(266)	291	—	25
Placement fees and other interest income	—	29,494	3,210	32,704
Other revenues	14,679	12,399	(2,623)	24,455
Total revenues	$162,441	$138,303	$587	$301,331

Expenses
Personnel(1)	$109,851	$19,123	$23,855	$152,829
Amortization and depreciation	1,146	59,394	2,424	62,964
Provision (benefit) for credit losses	—	4,118	—	4,118
Interest expense on corporate debt	3,985	9,589	1,328	14,902
Indemnified and repurchased loan expenses	—	10,061	—	10,061
Other operating expenses	5,470	3,559	21,478	30,507
Total expenses	$120,452	$105,844	$49,085	$275,381
Income (loss) before taxes	$41,989	$32,459	$(48,498)	$25,950
Income tax expense (benefit)	12,980	10,033	(14,991)	8,022
Net income (loss) before noncontrolling interests and temporary equity holders	$29,009	$22,426	$(33,507)	$17,928
Less: net income (loss) from noncontrolling interests	$—	$974	$—	$974
Less: net income (loss) attributable to temporary equity holders	1,083	—	—	1,083
Walker & Dunlop net income (loss)	$27,926	$21,452	$(33,507)	$15,871

Total assets	$3,169,622	$2,535,819	$460,019	$6,165,460
Diluted EPS	$0.81	$0.62	$(0.97)	$0.46
Operating margin	26%	23%	(8,262)%	9%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the three months ended March 31, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$45,297	$1,084	$—	$46,381
Fair value of expected net cash flows from servicing, net of guaranty obligation	27,811	—	—	27,811
Servicing fees	—	82,221	—	82,221
Property sales broker fees	13,521	—	—	13,521
Investment management fees	—	9,682	—	9,682
Net warehouse interest income (expense)	(786)	—	—	(786)
Placement fees and other interest income	—	29,622	3,589	33,211
Other revenues	16,727	9,294	(695)	25,326
Total revenues	$102,570	$131,903	$2,894	$237,367

Expenses
Personnel(1)	$86,466	$19,546	$15,378	$121,390
Amortization and depreciation	1,141	54,498	1,982	57,621
Provision (benefit) for credit losses	—	3,712	—	3,712
Interest expense on corporate debt	4,187	9,931	1,396	15,514
Indemnified and repurchased loan expenses	—	857	—	857
Other operating expenses	6,235	6,611	20,183	33,029
Total expenses	$98,029	$95,155	$38,939	$232,123
Income (loss) before taxes	$4,541	$36,748	$(36,045)	$5,244
Income tax expense (benefit)	2,181	17,651	(17,313)	2,519
Net income (loss) before noncontrolling interests	$2,360	$19,097	$(18,732)	$2,725
Less: net income (loss) from noncontrolling interests	—	(29)	—	(29)
Walker & Dunlop net income (loss)	$2,360	$19,126	$(18,732)	$2,754

Total assets	$1,582,827	$2,480,822	$448,229	$4,511,878
Diluted EPS	$0.07	$0.55	$(0.54)	$0.08
Operating margin	4%	28%	(1,246)%	2%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and share-based compensation.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill by reportable segments as of and for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
	March 31,
(in thousands)	2026			2025
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710
Additions from acquisitions	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$95,000	$—	$95,000	$95,000	$—	$95,000
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$95,000	$—	$95,000

Goodwill	$429,189	$439,521	$868,710	$429,189	$439,521	$868,710
(1)For all the periods presented, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
	March 31,
Roll Forward of Other Intangible Assets (in thousands)	2026	2025
Beginning balance	$141,877	$156,893
Amortization	(3,754)	(3,754)
Ending balance	$138,123	$153,139

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of March 31, 2026 and December 31, 2025:

Components of Other Intangible Assets (in thousands)	March 31, 2026	December 31, 2025
Gross value	$203,198	$208,782
Accumulated amortization	(65,075)	(66,905)
Net carrying value	$138,123	$141,877

The expected amortization of other intangible assets shown on the Condensed Consolidated Balance Sheet as of March 31, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Nine Months Ending December 31,	Amortization
2026	$11,262
Year Ending December 31,
2027	$15,016
2028	15,016
2029	14,952
2030	14,946
2031	14,257
Thereafter	52,674
Total	$138,123

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities on the Condensed Consolidated Balance Sheets, as of and for the three months ended March 31, 2026 and 2025 follows:

	For the three months ended
	March 31,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2026	2025
Beginning balance	$9,663	$30,537
Accretion	16	40
Fair value adjustments	(315)	—
Payments	(60)	(1,500)
Ending balance	$9,304	$29,077

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

Undesignated Derivatives

Loan commitments that meet the definition of a derivative are recorded at fair value on the Condensed Consolidated Balance Sheets upon the execution of the commitments to originate a loan with a borrower and to sell the loan to an investor, with a corresponding amount recognized as revenue in the Condensed Consolidated Statements of Income. The estimated fair value of loan commitments includes (i) the fair value of loan origination fees and premiums on the anticipated sale of the loan, net of co-broker fees (included in derivative assets, a component of Other assets, on the Condensed Consolidated Balance Sheets and as a component of Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income), (ii) the fair value of the expected net cash flows associated with the servicing of the loan, net of any estimated net future cash flows associated with the guaranty obligation (included in derivative assets, a component of Other assets, on the Condensed Consolidated Balance Sheets and in Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income), and (iii) the effects of interest rate movements between the trade date and balance sheet date. Loan commitments are generally derivative assets but can become derivative liabilities if the effects of the interest rate movement between the trade date and the balance sheet date are greater than the combination of (i) and (ii) above. Forward sale commitments that meet the definition of a derivative are recorded as either derivative assets or derivative liabilities depending on the effects of the interest rate movements between the trade date and the balance sheet date. Adjustments to the fair value are reflected as a component of income within Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income. All loan and forward sale commitments described above are undesignated derivatives.

Designated Derivatives

In connection with the issuance of the Senior Notes, the Company entered into a standard swap agreement to hedge the exposure to changes in fair value of the Senior Notes related to interest rates. The swap converts the fixed interest payments required by the Senior Notes to a variable interest rate based on SOFR (i.e., the Company pays variable and receives fixed payments). The Senior Notes are the only fixed-rate debt the Company has outstanding, and as a result of the swap, all of the Company’s corporate debt is tied to variable rates.

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

The gain or loss on the hedging instrument (the interest rate swap) and the offsetting loss or gain on the hedged item (the fixed-rate debt) attributable to the hedged risk are recognized in the same line item associated with the hedged item in current earnings, which is Interest expense on corporate debt in the Condensed Consolidated Statements of Income. The swap agreement allows for a net cash settlement of the interest expense corresponding with the interest payment dates on the Senior Notes. The swap derivative is recognized as a derivative asset or derivative liability as a component of Other assets or Other liabilities, respectively, on the Condensed Consolidated Balance Sheets, depending on the swap’s variable interest rate in relation to the fixed rate of the Senior Notes. The related fair value adjustment to the Senior Notes is recognized as an adjustment in Corporate notes payable on the Condensed Consolidated Balance Sheets.

A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fix and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented on the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades and typically have maturities of 90 days or less. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency mortgage-backed securities (“Agency MBS”) using third-party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on pledged securities are included in NOTE 12.
●	Contingent Consideration Liabilities—Contingent consideration liabilities from acquisitions are initially recognized at fair value at acquisition and subsequently remeasured using a Monte Carlo simulation that uses updated management forecasts and current valuation assumptions and discount rates. The Company determines the fair value of each contingent consideration liability based on a probability of earnout achievement, which incorporates management estimates, volatility rates, and discount rate to determine the expected earn-out cash flows. As of March 31, 2026, the Company had $1.1 million of contingent consideration liabilities subject to the above discussed remeasurement methodology compared to $9.7 million as of December 31, 2025. The remaining $8.2 million of contingent consideration liabilities as of March 31, 2026 represents the final amount owed to the seller awaiting payment as the performance period was completed as of December 31, 2025.
●	Real estate held for sale—The Company classifies its OREO and other assets, net (both included as components of Other assets on the Condensed Consolidated Balance Sheets) as real estate held for sale and carries these assets at fair value on the Condensed Consolidated Balance Sheets. These assets were classified as held for use as of December 31, 2025 and as a result were not recorded at fair value on a recurring basis. They were reclassified as held for sale as of March 31, 2026 and accordingly recorded at fair value on a recurring basis. The Company utilizes property valuations to determine the fair value of these assets, which may incorporate standard appraisals and/or internal Company discounted cash flows (“DCF”) valuations based on projected unobservable inputs such as capitalization rates (“cap rates”), net operating income (“NOI”), vacancy rates, bad debt expense, and rental rates. When the Company determines the property valuation using an internal model, it maximizes the use of its historical experience with the property and market data from well-recognized data providers. The Company may also benchmark its historical experience with external data sources to assess the reasonableness of its inputs and assumptions. As of March 31, 2026, the valuations were based on appraisals. These valuations are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations.
●	Loans held for investment, net—The Company initially recognizes indemnified and repurchased loans at fair value and classifies them as loans held for investment (included as components of Other assets on the Condensed Consolidated Balance Sheets). After initial recognition, the indemnified and repurchased loans are carried at amortized cost basis, net of allowance. The Company utilizes property valuations to determine the fair value of these loans when they are nonperforming, which may incorporate standard appraisals and/or internal Company DCF valuations based on projected unobservable inputs such as cap rates, NOI, vacancy rates, bad debt expense, and rental rates. When the Company determines the property valuation using an internal model, it maximizes the use of its historical experience with the property and market data from well-recognized data providers. The Company may also benchmark its historical experience with external data sources to assess the reasonableness of its inputs and assumptions. As of March 31, 2026, the valuations were based on appraisals. These valuations are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
March 31, 2026
Assets
Loans held for sale	$—	$2,546,860	$—	$2,546,860
Pledged securities	7,483	221,163	—	228,646
Derivative assets	—	42,516	—	42,516
Real estate held for sale(1)	—	—	37,342	37,342
Total	$7,483	$2,810,539	$37,342	$2,855,364

Liabilities
Derivative liabilities	$—	$2,992	$—	$2,992
Corporate notes payable —Senior Notes	—	397,923	—	397,923
Total	$—	$400,915	$—	$400,915

December 31, 2025
Assets
Loans held for sale	$—	$1,436,350	$—	$1,436,350
Pledged securities	22,288	202,666	—	224,954
Derivative assets	—	27,216	—	27,216
Total	$22,288	$1,666,232	$—	$1,688,520

Liabilities
Derivative liabilities	$—	$1,718	$—	$1,718
Corporate notes payable —Senior Notes	—	400,927	—	400,927
Contingent consideration liabilities(2)	—	—	9,663	9,663
Total	$—	$402,645	$9,663	$412,308
(1)	Refer to the “Roll Forward of Real Estate Held for Sale” table below for a detailed roll forward of these Level 3 assets.
(2)	For a detailed roll forward of this Level 3 liability, refer to “Roll Forward of Contingent Consideration Liabilities” in NOTE 9 of the 2025 Form 10-K.

There were no transfers between any of the levels within the fair value hierarchy during the three months ended March 31, 2026 or 2025.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033. A roll forward of derivative instruments is presented below for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
Derivative Assets and Liabilities, net (in thousands)	2026	2025
Beginning balance	$25,498	$29,260
Settlements	(121,279)	(91,817)
Realized gains (losses) recorded in earnings(1)	95,781	62,557
Unrealized gains (losses) recorded in earnings(1)(2)	39,524	11,635
Ending balance	$39,524	$11,635
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

A summary of the Company’s real estate held for sale activity for the three months ended March 31, 2026 follows:

For the three months ended
Roll Forward of Real Estate Held for Sale (in thousands)	March 31, 2026
Beginning balance(1)	$—
Additions and transfers from real estate held for use	38,880
Impairment(2)	(1,538)
Ending balance	$37,342
(1)	As of and for the year ended December 31, 2025, the Company did not hold its real estate assets as held for sale and did not record their fair values on a recurring basis.
(2)	Included as a component of Other operating expenses on the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of March 31, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average
Real estate held for sale	$37,342	Income capitalization	Cap rate	5.75% - 6.25%	6.07%
			NOI	$766 - $1,594	$1,301
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of March 31, 2026 and December 31, 2025 are presented below:

		March 31, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$192,527	$192,527	$299,315	$299,315
Restricted cash	Level 1	34,419	34,419	22,772	22,772
Pledged securities	Level 1 & 2	228,646	228,646	224,954	224,954
Loans held for sale	Level 2	2,546,860	2,546,860	1,436,350	1,436,350
Loans held for investment, net(1)(2)	Level 3	121,220	121,220	77,769	77,769
Derivative assets(1)	Level 2	42,516	42,516	27,216	27,216
Total financial assets		$3,166,188	$3,166,188	$2,088,376	$2,088,376

Financial Liabilities:
Derivative liabilities(3)	Level 2	$2,992	$2,992	$1,718	$1,718
Secured borrowings(3)	Level 2	128,697	128,697	83,402	83,402
Warehouse notes payable(4)	Level 2	2,535,227	2,535,448	1,420,272	1,420,662
Corporate notes payable(4)(5)	Level 2	825,816	843,423	829,218	847,552
Total financial liabilities		$3,492,732	$3,510,560	$2,334,610	$2,353,334
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Comprised primarily of loans with collateral-based reserves and loans with variable interest rates.
(3)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(4)	Carrying value includes unamortized debt issuance costs.
(5)	Carrying value includes unamortized debt discount.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of March 31, 2026 and December 31, 2025:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
March 31, 2026
Undesignated derivatives
Rate lock commitments	$501,267	$33,310	$(6,482)	$26,828	$26,828	$—	$—
Forward sale contracts	3,042,339	—	14,773	14,773	15,688	(915)	—
Loans held for sale(3)	2,541,072	14,079	(8,291)	5,788	—	—	5,788
Total undesignated derivatives		$47,389	$—	$47,389	$42,516	$(915)	$5,788
Designated derivatives
Interest rate swap	400,000	—	(2,077)	(2,077)	—	(2,077)	—
Senior Notes(4)	400,000	—	2,077	2,077	—	—	2,077
Total designated derivatives		$—	$—	$—	$—	$(2,077)	$2,077
Total		$47,389	$—	$47,389	$42,516	$(2,992)	$7,865

December 31, 2025
Undesignated derivatives
Rate lock commitments	$374,384	$18,673	$(1,546)	$17,127	$17,608	$(481)	$—
Forward sale contracts	1,804,114	—	7,444	7,444	8,681	(1,237)	—
Loans held for sale(3)	1,429,730	12,518	(5,898)	6,620	—	—	6,620
Total undesignated derivatives		$31,191	$—	$31,191	$26,289	$(1,718)	$6,620
Designated derivatives
Interest rate swap	400,000	—	927	927	927	—	—
Senior Notes(4)	400,000	—	(927)	(927)	—	—	(927)
Total designated derivatives		$—	$—	$—	$927	$—	$(927)
Total		$31,191	$—	$31,191	$27,216	$(1,718)	$5,693

(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Corporate notes payable on the Condensed Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted EPS for the three months ended March 31, 2026 and 2025 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended March 31,
EPS Calculations (in thousands, except per share amounts)	2026	2025
Calculation of basic EPS
Walker & Dunlop net income	$15,871	$2,754
Less: dividends and undistributed earnings allocated to participating securities	627	95
Net income applicable to common stockholders	$15,244	$2,659
Weighted-average basic shares outstanding	33,394	33,264
Basic EPS	$0.46	$0.08

Calculation of diluted EPS
Net income applicable to common stockholders	$15,244	$2,659
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—
Net income allocated to common stockholders	$15,244	$2,659
Weighted-average basic shares outstanding	33,394	33,264
Add: weighted-average diluted non-participating securities	17	32
Weighted-average diluted shares outstanding	33,411	33,296
Diluted EPS	$0.46	$0.08

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. For the three months ended March 31, 2026, 730 thousand average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method. For the three months ended March 31, 2025, 259 thousand average restricted shares were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares, was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2026, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 26, 2026 (the “2026 Stock Repurchase Program”). During the first three months of 2026, the Company repurchased 283 thousand shares under the 2026 Stock Repurchase Program at a weighted-average price of $47.13 per share and immediately retired the shares, reducing stockholders’ equity by $13.3 million. As of March 31, 2026, the Company had $61.7 million of authorized share repurchase capacity remaining under the 2026 Stock Repurchase Program.

During the first quarter of 2026, the Company paid a dividend of $0.68 per share. On May 6, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the second quarter of 2026. The dividend will be paid on June 4, 2026 to all holders of record of the Company’s restricted and unrestricted common stock as of May 21, 2026.

The Company awarded $5.5 million and $6.1 million of stock to settle compensation liabilities, a non-cash transaction, for the three months ended March 31, 2026 and 2025, respectively.

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

NOTE 12—FANNIE MAE COMMITMENTS AND PLEDGED SECURITIES

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of March 31, 2026. The majority of the loans for which the Company has risk-sharing are Tier 2 loans.

The Company is in compliance with the March 31, 2026 collateral requirements as outlined above. As of March 31, 2026, reserve requirements for the DUS loan portfolio will require the Company to fund $90.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of March 31, 2026. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk-sharing. As of March 31, 2026, the net worth requirement was $356.8 million, and the Company's net worth, as defined in the requirements, was $1.0 billion, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2026, the Company was required to maintain at least $71.0 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $178.1 million as of March 31, 2026, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of March 31, 2026 and 2025, and December 31, 2025 and 2024:

	March 31,		December 31,
Pledged Securities (in thousands)	2026	2025	2025	2024
Restricted cash	$2,949	$1,155	$17,419	$3,015
Money market funds	4,534	15,040	4,869	20,457
Total pledged cash and cash equivalents	$7,483	$16,195	$22,288	$23,472
Agency MBS	221,163	198,179	202,666	183,432
Total pledged securities, at fair value	$228,646	$214,374	$224,954	$206,904

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2025 Form 10-K. The following table provides additional information related to the Agency MBS as of March 31, 2026 and December 31, 2025:

Fair Value and Amortized Cost of Agency MBS (in thousands)	March 31, 2026	December 31, 2025
Fair value	$221,163	$202,666
Amortized cost	219,321	200,469
Total gains for securities with net gains in AOCI	2,967	3,247
Total losses for securities with net losses in AOCI	(1,125)	(1,050)
Fair value of securities with unrealized losses	148,644	124,684

Pledged securities with a fair value of $100.8 million, an amortized cost of $101.8 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	March 31, 2026
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	98,509	98,092
After five years through ten years	110,204	109,416
After ten years	12,450	11,813
Total	$221,163	$219,321

NOTE 13—VARIABLE INTEREST ENTITIES

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

A detailed discussion of the Company’s accounting policies regarding the consolidation of VIEs and significant transactions involving VIEs is included in NOTE 2 and NOTE 18 of the 2025 Form 10-K.

As of March 31, 2026 and December 31, 2025, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included on the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$438	$439
Restricted cash	2,270	2,452
Receivables, net	31,027	27,570
Other assets	11,214	7,257
Total assets of consolidated VIEs	$44,949	$37,718

Liabilities:
Other liabilities	$13,582	$9,888
Total liabilities of consolidated VIEs	$13,582	$9,888

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included on the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	March 31, 2026	December 31, 2025
Assets
Committed investments in tax credit equity	$265,368	$241,401
Other assets: Equity-method investments	101,509	93,018
Total interests in nonconsolidated VIEs	$366,877	$334,419

Liabilities
Commitments to fund investments in tax credit equity	$256,121	$219,949
Total commitments to fund nonconsolidated VIEs	$256,121	$219,949

Maximum exposure to losses(1)(2)	$366,877	$334,419
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”).

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	our obligations to repurchase or indemnify the GSEs for loans we originate under their programs and any potential losses we may incur as a result;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, tariffs and global trade policies, and similar matters, and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2025 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

While forward-looking statements reflect our good-faith projections, assumptions, and expectations, they do not guarantee future results. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes, except as required by applicable law. For a further discussion of these and other factors that could cause future results to differ materially from those expressed or contemplated in any forward-looking statements, see Part I, Item 1A. Risk Factors in our 2025 Form 10-K.

Business

Overview

Walker & Dunlop is one of the largest commercial real estate capital markets platforms. We are focused on originating, selling, and servicing loans, with a market-leading position in the U.S. multifamily sector. Our longstanding multifamily focus has established us as one of the largest multifamily property sales brokerage platforms in the U.S., and perennially as one of the largest lenders for Fannie Mae and Freddie Mac (collectively, the “GSEs”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We also provide investment management and other ancillary services to commercial real estate owners and investors.

Our business is driven by two primary sources of revenues:

(i)	Transaction related revenues, which includes loan origination and debt brokerage fees, property sales fees, and other revenues earned when we facilitate financing or execute transactions for our customers. These revenues are influenced by market conditions and commercial real estate transaction activity.
(ii)	Recurring fee-based revenues, which includes loan servicing fees, asset management fees, and related income streams generated from our loan servicing portfolio and assets under management. These revenues are contractual in nature, more stable than transaction-related revenues, and largely tied to the size and composition of our loan servicing portfolio and assets under management.

A core element of our strategy is to convert transaction activity into contractual, long-duration, recurring revenue streams. When we originate loans—particularly through Agency programs—we typically retain the right to service those loans, which increases the size of our commercial real estate loan servicing portfolio, and generates ongoing cash flows over the life of the loan. Our strategy has established Walker & Dunlop as the sixth largest commercial real estate loan servicer in the U.S. As of March 31, 2026, we serviced $146.4 billion of commercial real estate loans (primarily multifamily) that provide durable, largely prepayment protected cash flows. This servicing platform is a foundational component of our business that supports our ability to invest in growth initiatives.

Business Mix and Growth Strategy

Our business is currently driven primarily by our multifamily-focused lending, brokerage, property sales and servicing activities in the United States. These operations benefit from our long-standing relationships with the Agencies and other institutional capital providers, as well as our scale within the multifamily sector.

Over the past several years, we have been investing in expanding and diversifying our service offerings to commercial real estate owners and investors, including appraisal, valuation, research, investment banking, and additional investment management services. We have also been expanding our lending, brokerage and property sales capabilities across other commercial real estate asset classes, including hospitality, industrial, and digital infrastructure and expanding our presence and service offerings in Europe to better serve many of our institutional clients that operate global investment strategies. These initiatives represent long-term growth opportunities. Many of these businesses are currently operating at or near break-even as we continue to invest in their development. As a result, our near-term financial performance continues to be driven predominantly by our core multifamily lending, brokerage, property sales services, loan servicing, and investment management platform.

We are also investing in proprietary technology and software solutions to enhance our competitive position and support the long-term evolution of our business. These investments are designed to increase our touchpoints with current and prospective clients, improve the delivery and scalability of our existing and future services, and drive operating efficiencies across our business. As advancements in artificial intelligence and related technologies continue to reshape financial and real estate services, we believe it is critical to invest proactively to ensure we remain an essential intermediary to our clients and well-positioned within the evolving transaction ecosystem. Our technology initiatives are intended to strengthen client engagement, improve data-driven decision-making, and enhance our ability to originate transactions and grow our servicing and asset management platforms over time.

Segment Overview

We manage our business through three reportable segments:

(i)	Capital Markets, which primarily generates transaction-based revenues through loan origination, debt brokerage, property sales, and related services.
(ii)	Servicing & Asset Management, which primarily generates recurring, fee-based revenue from servicing our commercial real estate loan portfolio and managing third-party capital through our investment management operations.
(iii)	Corporate, which includes our treasury activities and corporate-level functions that support the overall business.

These reportable segments are determined based on the product or service provided and reflect the manner in which management evaluates the Company’s financial performance. The segments and related services are further described in the following paragraphs.

Capital Markets (“CM”)

CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate-related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily and hospitality properties and commercial real estate appraisals for various lenders and investors. Additionally, we earn subscription fees for our housing related research. The primary services within CM are described below. For additional information on our CM services, refer to Item 1. Business in our 2025 Form 10-K.

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

We have been and may in the future be obligated to repurchase loans that are originated for the Agencies’ programs if certain representations and warranties that we provide in connection with such originations are breached. NOTE 2 and NOTE 5 of our 2025 Form 10-K and NOTE 5 to the condensed consolidated financial statements above contain disclosures regarding our repurchase activity and the accounting for such repurchases. At times, we may agree to indemnify the relevant Agency pursuant to a forbearance and indemnification agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases” below for additional details.

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

Property Sales

We offer nationwide property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency lending or debt brokerage services. Our geographical reach covers many major markets in the United States, and our service offerings include sales of land, student, senior housing, hospitality, and affordable properties. We have broadened the types of assets we sell, increased the number of property sales brokers, and expanded the geographical reach of this platform through hiring and acquisitions and intend to continue this expansion in support of our growth strategy. Our property sales services are executed through our subsidiary Walker & Dunlop Investment Sales, LLC (“WDIS”).

Housing Market Research and Real Estate Investment Banking Services

We are a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. We generate revenues through the sale of housing market research data and related publications to banks, investment banks and other financial institutions. We are also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. We sell our research and investment banking services through our subsidiary WDIB, LLC d/b/a Zelman & Associates (“Zelman”).

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services. We leverage technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provides appraisal services to a client list that includes many national commercial real estate lenders. We also provide quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. The growth strategy has resulted in an increase in our market share of the appraisal market over the past several years. Additionally, these valuation specialists provide support for and insight to our Agency lending and property sales professionals. We offer our appraisal and valuation services through our subsidiary, Apprise.

Servicing & Asset Management (“SAM”)

SAM focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies, originate loans through our principal lending and investing activities, and manage through our tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans held for investment and the associated warehouse interest expense. The primary services within SAM are described below. For additional information on our SAM services, refer to Item 1. Business in our 2025 Form 10-K.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance (“UPB”) of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to doubling or tripling if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $400 million, which equates to a maximum loss per loan of $80 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $400 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $400 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit has varied over time. Accordingly, loans originated in prior years may have been subject to modified risk-sharing losses at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above.

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

Investment Management

We are the operator of a private commercial real estate investment adviser focused on the management of senior debt, mezzanine debt, preferred equity, and joint venture (“JV”) equity investments in commercial real estate funds. Our current regulatory assets under management (“AUM”) is $2.6 billion primarily consisting of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII (the “Equity Funds”) and two credit funds, Debt Fund I and Debt Fund II (the “Debt Funds” and, together with the Equity Funds, the “Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. We receive management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, we receive a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Funds and certain separate accounts. We offer these investment management services through our subsidiary, WDIP.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity (“WDAE”). We are one of the largest tax credit syndicators and affordable housing developers in the U.S. and provide alternative investment management services focused on the affordable housing sector through LIHTC syndication and development of affordable housing projects through joint ventures. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties and earns a syndication fee for these services. We serve as the general partner of these LIHTC funds, and we receive fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for its work as the general partner of the fund.

We invest, as the managing or non-managing member of joint ventures, with developers of affordable housing projects that are partially funded through LIHTCs. When possible, we syndicate the LIHTC investment necessary to build properties through these joint venture partnerships. The joint ventures earn developer fees, and we receive the portion of the economic benefits commensurate with our investment in the joint ventures, including cash flows from operating activities and sales/refinancing.

We provide LIHTC investment management services and make non-managing investments in developer joint ventures through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity (“WDAE”).

Corporate

The Corporate segment consists primarily of our treasury operations and other corporate-level activities. Our treasury operations include monitoring and managing our liquidity and funding requirements, including our corporate debt. Other major corporate-level functions include our equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups. For additional information on our Corporate segment, refer to Item 1. Business in our 2025 Form 10-K.

Basis of Presentation

Walker & Dunlop, Inc. is a holding company. The accompanying condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, and all intercompany transactions have been eliminated. We conduct the majority of our operations through Walker & Dunlop, LLC, our operating company.

During the fourth quarter of 2025, we granted profit interest awards to certain non-executive employees of Walker & Dunlop, LLC to better align their incentive compensation with our goals. The profit interest awards allocate 15% of the income before taxes of a wholly owned subsidiary to these employees. The wholly owned subsidiary is focused on debt financing transactions closed by these employees and is part of our CM segment.

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions, and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements in our 2025 Form 10-K.

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

Allowance for Risk-Sharing Obligations. This reserve liability (referred to as “allowance”) for risk-sharing obligations relates to our Fannie Mae at-risk and Freddie Mac SBL servicing portfolios and is presented as a separate liability on our balance sheets. We record an estimate of the loss reserve for the current expected credit losses (“CECL”) for all loans in these servicing portfolios. For those loans that are collectively evaluated, we use the weighted-average remaining maturity method (“WARM”). WARM uses an average annual loss rate that contains loss content over multiple vintages and loan terms and is used as a foundation for estimating the collective reserves. The average annual loss rate is applied to the estimated unpaid principal balance over the contractual term, adjusted for estimated prepayments and amortization to arrive at the allowance on loans that are collectively evaluated (“CECL Allowance”) as described further below.

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

We currently use one year for our reasonable and supportable forecast period (“forecast period”), as we believe forecasts beyond one year are inherently less reliable. During the forecast period we apply an adjusted loss factor based on generally available economic and unemployment forecasts and a blended loss rate from historical periods that we believe reflect the forecasts. We revert to the historical loss rate over a one-year period on a straight-line basis. Over the past couple of years, the loss rate used in the forecast period has been updated to reflect our expectations of the economic conditions impacting the multifamily sector over the coming year in relation to the historical period. For example, over the past two years, we updated the loss rate used in the forecast period several times within a range of 2.1 basis points to 2.3 basis points. The forecast loss rate fluctuating within a tight range reflects our relatively unchanged view of the uncertainty of the evolving macroeconomic conditions facing the multifamily sector. We made multiple revisions to the loss rate used in the forecast period in the past, and those changes have significantly impacted the CECL reserve.

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

Property Valuations. As noted above, property valuations are a key component of our collateral-based reserves for our risk-sharing portfolio. Additionally, property valuations impact our impairment analyses for real estate held for use (“real estate HFU”), the carrying value of real estate held for sale (“real estate HFS”), the assessment of allowances for loan losses, and the assessment of any expected principal losses on loan repurchase. Those property values are determined using (i) standard appraisals obtained from certified appraisers at national firms subjected to management review or (ii) internal management valuations using inputs and assumptions such as capitalization rates (“cap rates”), net operating income of the property, vacancy rates, bad debt expense, and rental rates. The appraisals often include assumptions about comparable sales and cap rates, among other things. Management reviews those assumptions against its own experience and market data to assess the reasonableness of the assumptions and the resulting property valuations. When management determines the property valuation using an internal model, management maximizes the use of its historical experience with the property and market data from well-recognized data providers. We also may benchmark our historical experience with external data sources to assess the reasonableness of our inputs and assumptions.

We believe our property valuations are reasonable and in line with those a market participant would develop. However, actual sales prices for these properties may differ from the estimates used by management. Additionally, significant changes in the assumptions or judgments would have a significant impact on our reserves and impairment analyses and thus our reported financial results. As noted above, with respect to the property valuations and associated reserves for our risk-sharing portfolio, we have not experienced significant changes from the time of initial reserve and final settlement. However, with respect to properties used to calculate reserves on repurchased loans and impairment analyses for real estate HFU and carrying value of real estate HFS, we have never disposed of a property.

Goodwill. As of both March 31, 2026 and December 31, 2025, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates and other factors.

Overview of Current Business Environment

During the first quarter of 2026, the U.S. macroeconomic environment remained constructive but uneven. Inflation continued to moderate, with the Consumer Price Index (“CPI”) rising 2.4% year over year in February 2026 and core CPI rising 2.5%, both slightly above the Federal Reserve’s targets, while the labor market remained relatively stable, with March 2026 non-farm payroll growth of 178,000 and unemployment of 4.3%. At its March 2026 meeting, the Federal Reserve maintained the federal funds target range at 3.50% to 3.75%, reflecting a still-cautious policy stance.

Longer-term interest rates declined during the early part of the quarter, which supported transaction activity across commercial real estate asset classes and benefited our lending, brokerage, and property sales services. Toward the end of the quarter, interest rate volatility increased, and the 10-year Treasury yield rose to the mid 4% range, where it has remained. While this increase in rates has introduced some near-term uncertainty, it has not materially impacted transaction activity to date.

Commercial real estate owners and investors have demonstrated increased willingness to transact following a prolonged period of constrained capital markets. Since the beginning of the current interest rate cycle in 2022, many market participants delayed transactions through loan extensions and extended hold periods. Over the past several quarters, this dynamic has begun to shift, with transaction activity becoming less sensitive to short-term interest rate movements. As a result, changes in interest rates are more frequently causing temporary pauses in execution rather than cancellations of transactions.

Within commercial real estate, capital markets conditions continued improving compared with the more restrictive environment of 2023 and early 2024, but execution remained highly selective and sensitive to asset quality, market, sponsorship, and basis.

In the multifamily sector, demand fundamentals remained resilient, supported by continued renter demand and homeownership affordability constraints, but rent growth remained below historical norms as the market continued to absorb the elevated level of new supply delivered over the past several years. New multifamily supply remained elevated entering 2026, but the forward pipeline of deliveries continued to contract. U.S. Census data indicates that March 2026 starts for buildings with five units or more were at a 446,000 seasonally adjusted annual rate, while permits for five-plus-unit buildings were 427,000, suggesting that future deliveries are likely to moderate through 2026 and into 2027. We believe this reduction in new supply, together with continued absorption, should gradually reduce lease-up pressure and support improved rent growth over time, although the pace and timing of recovery are expected to vary by market.

As of the end of the first quarter of 2026, we believe the multifamily market is in a transition period characterized by improving, but still-fragile, capital markets, elevated but moderating supply pressures, and a more normalized operating environment. In this environment, performance is increasingly driven by local market fundamentals, affordability, sponsorship quality, and execution.

We believe these conditions continue to create opportunities for well-capitalized and experienced market participants, particularly in Agency lending, debt brokerage, property sales, and loan servicing.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three months ended March 31, 2026 and 2025. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended
	March 31,
	2026	2025
Transaction Volume (in thousands)
Debt Financing Volume	$11,750,362	$5,196,642
Property Sales Volume	1,910,300	1,839,290
Total Transaction Volume	$13,660,662	$7,035,932

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	9%	2%
Return on equity	4	1
Walker & Dunlop net income	$15,871	$2,754
Adjusted EBITDA(1)	73,782	64,966
Diluted EPS	0.46	0.08

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	51%	51%
Other operating expenses	10	14

	As of March 31,
Managed Portfolio (in thousands)	2026	2025
Servicing Portfolio	$146,384,537	$135,648,716
Assets under management	18,530,780	18,518,413
Total Managed Portfolio	$164,915,317	$154,167,129
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following table presents a period-to-period comparison of our financial results for the three months ended March 31, 2026 and 2025.

FINANCIAL RESULTS – THREE MONTHS

CONSOLIDATED

	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$88,532	$46,381	$42,151	91%
Fair value of expected net cash flows from servicing, net of guaranty obligation	46,773	27,811	18,962	68
Servicing fees	85,437	82,221	3,216	4
Property sales broker fees	13,179	13,521	(342)	(3)
Investment management fees	10,226	9,682	544	6
Net warehouse interest income (expense)	25	(786)	811	(103)
Placement fees and other interest income	32,704	33,211	(507)	(2)
Other revenues	24,455	25,326	(871)	(3)
Total revenues	$301,331	$237,367	$63,964	27

Expenses
Personnel	$152,829	$121,390	$31,439	26%
Amortization and depreciation	62,964	57,621	5,343	9
Provision (benefit) for credit losses	4,118	3,712	406	11
Interest expense on corporate debt	14,902	15,514	(612)	(4)
Indemnified and repurchased loan expenses	10,061	857	9,204	1,074
Other operating expenses	30,507	33,029	(2,522)	(8)
Total expenses	$275,381	$232,123	$43,258	19
Income before taxes	$25,950	$5,244	$20,706	395
Income tax expense	8,022	2,519	5,503	218
Net income before noncontrolling interests and temporary equity holders	$17,928	$2,725	$15,203	558
Less: net income (loss) from noncontrolling interests	974	(29)	1,003	(3,459)
Less: net income (loss) attributable to temporary equity holders	1,083	—	1,083	N/A
Walker & Dunlop net income	$15,871	$2,754	$13,117	476

Revenue increases this quarter were driven primarily by significantly higher transaction volumes executed by our Capital Markets business. Higher transaction volumes drove increases in loan origination and debt brokerage fees, net (“origination fees”) and the fair value of expected net cash flows from servicing, net of guaranty obligation (“MSR income”). Origination fees and MSR income did not increase in tandem with transaction activity due to declines in average margins, which was driven by a combination of product mix and a large $1.7 billion transaction. Margins on large transactions are typically lower than standard transactions. Higher transaction volumes also expanded the balance of our loan servicing portfolio, which in turn increased servicing fees.

The increase in expenses was primarily due to increases in personnel expense, amortization and depreciation, and indemnified and repurchased loan expenses, partially offset by a decrease in other operating expenses. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increase in origination fees combined with an increase in salaries and benefits due to an increase in average headcount and growth in our bonus accrual due to improved company performance. The increase in amortization and depreciation was primarily driven by an increase in write-offs due to prepayments, along with an increase in recurring amortization of MSRs. Indemnified and repurchased loan expenses increased primarily due to increased loan repurchase losses with no comparable activity in the prior year, combined with increased repurchased loan operating costs due to the increase in the number of loans indemnified year over year. Other operating expenses decreased primarily driven by a downward adjustment in a loss estimate.

Income tax expense increased $5.5 million, or 218%, year over year, primarily driven by a 395% increase in income before taxes during the first quarter of 2026 compared to the first quarter of 2025. Additionally, we recognized a higher balance of realizable tax shortfall.  We recognized a $2.0 million shortfall during the first quarter of 2026 compared to a $1.3 million shortfall during the first quarter of 2025, resulting from changes between the grant date fair value and vesting date fair value of share-based compensation awards that vested during the first quarter of 2026. Absent the impact from tax shortfalls, income tax expense increased 394%, which is consistent with the growth in income before taxes.

Non-GAAP Financial Measure

To supplement our financial statements presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure. The presentation of adjusted EBITDA is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. When analyzing our operating performance, readers should use adjusted EBITDA in addition to, and not as an alternative for, net income. Adjusted EBITDA represents net income before income taxes, interest expense on our corporate debt, and amortization and depreciation, adjusted for provision (benefit) for credit losses, net write-offs based on the final resolution of the defaulted loans or collateral, loan repurchase losses, stock-based compensation, the fair value of expected net cash flows from servicing, net of guaranty obligation, the write-off of the unamortized balance of deferred issuance costs associated with the repayment of a portion of our corporate debt, goodwill impairment, and contingent consideration liability fair value adjustments when the fair value adjustment is a triggering event for a goodwill impairment assessment. In cases where the fair value adjustment of contingent consideration liabilities is a trigger for goodwill impairment, the goodwill impairment is netted against the fair value adjustment of contingent consideration liabilities and included as a net number. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, adjusted EBITDA is not intended to be a measure of free cash flow for our management’s discretionary use, as it does not reflect certain cash requirements such as tax and debt service payments. The amounts shown for adjusted EBITDA may also differ from the amounts calculated under similarly titled definitions in our debt instruments, which are further adjusted to reflect certain other cash and non-cash charges that are used to determine compliance with financial covenants.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$15,871	$2,754
Income tax expense	8,022	2,519
Interest expense on corporate debt	14,902	15,514
Amortization and depreciation	62,964	57,621
Provision (benefit) for credit losses	4,118	3,712
Loan repurchase losses (1)	6,950	—
Net write-offs	(491)	—
Stock-based compensation expense	8,219	6,442
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	4,215
MSR income	(46,773)	(27,811)
Adjusted EBITDA	$73,782	$64,966
(1)	Presented as a component of Indemnified and repurchased loan expenses in the Condensed Consolidated Statements of Income.
(2)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three months ended March 31, 2026 and 2025.

ADJUSTED EBITDA – THREE MONTHS

CONSOLIDATED

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Loan origination and debt brokerage fees, net	$88,532	$46,381	$42,151	91%
Servicing fees	85,437	82,221	3,216	4
Property sales broker fees	13,179	13,521	(342)	(3)
Investment management fees	10,226	9,682	544	6
Net warehouse interest income (expense)	25	(786)	811	(103)
Placement fees and other interest income	32,704	33,211	(507)	(2)
Other revenues	24,455	25,326	(871)	(3)
Personnel	(144,610)	(114,948)	(29,662)	26
Net write-offs	(491)	—	(491)	N/A
Indemnified and repurchased loan expenses	(3,111)	(857)	(2,254)	263
Other operating expenses	(30,507)	(28,814)	(1,693)	6
Net (income) loss from noncontrolling interests and temporary equity holders	(2,057)	29	(2,086)	(7,193)
Adjusted EBITDA	$73,782	$64,966	$8,816	14

Origination fees increased largely due to the increase in debt financing volume, partially offset by a decrease in the margin. Servicing fees increased largely due to growth in the average servicing portfolio. Personnel expense increased primarily due to an increase in commission costs mainly due to the aforementioned increase in origination fees combined with an increase in salaries and benefits due to an increase in average headcount and growth in our bonus accrual due to improved company performance. Indemnified and repurchased loan expenses increased due to increased repurchased loan operating costs. Net income from noncontrolling interest and temporary equity holders increased due to (i) a lack of temporary equity holders in the first quarter of 2025 and (ii) an increase in net income from noncontrolling interest holders year over year.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table presents a period-to-period comparison of the significant components of cash flows for the three months ended March 31, 2026 and 2025.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the three months ended March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Net cash provided by (used in) operating activities	$(1,143,912)	$(281,108)	$(862,804)	307%
Net cash provided by (used in) investing activities	(40,079)	(39,382)	(697)	2
Net cash provided by (used in) financing activities	1,074,045	222,026	852,019	384
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	234,429	229,434	4,995	2

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$(1,111,341)	$(199,965)	$(911,376)	456%
Net cash provided by (used in) operating activities, excluding loan origination activity	(32,571)	(81,143)	48,572	(60)

Cash flows from (used in) investing activities
Capital invested in equity-method investments	$(3,118)	$(8,965)	$5,847	(65)%
Purchases of pledged AFS securities, net of proceeds from prepayments	(19,553)	(14,583)	(4,970)	34
Originations and repurchase of loans held for investment	(23,418)	(13,371)	(10,047)	75
Other investing activities, net	7,897	1,165	6,732	578

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$1,118,166	$199,823	$918,343	460%
Borrowings of corporate notes payable	—	398,875	(398,875)	(100)
Repayments of corporate notes payable	(1,125)	(328,481)	327,356	(100)
Repurchase of common stock	(19,100)	(8,587)	(10,513)	122
Debt issuance costs	(343)	(14,117)	13,774	(98)

Operating Activities

Net cash provided by (used in) operating activities changed primarily due to:

(i)	Loan origination activity. Agency loans originated are held for short periods of time, generally less than 60 days, and impact cash flows presented as of a point in time due to the timing difference between the date of origination and date of delivery. The increase in net cash used in loan origination activities is primarily attributable to originations outpacing sales by $1.1 billion in 2026 compared to $200.0 million in 2025.
(ii)	Other activities. Cash flows used in other operating activities were $32.6 million in 2026, down from $81.1 million in 2025. The decrease was primarily due to the following beneficial factors: (i) a $15.2 million increase in net income before noncontrolling interests and temporary equity holders, (ii) a $5.3 million increase in the adjustment for amortization and depreciation, (iii) a $7.0 million increase in adjustments for loan repurchase losses, and (iv) a $54.1 million decrease in adjustment for other operating activities such as receivables, other assets, and other liabilities. Partially offsetting the beneficial factors were the following unfavorable factors: a $19.0 million increase in the adjustment for MSR income and a $14.5 million change in the adjustment for the change in the fair value of premiums and origination fees.

Investing Activities

Net cash provided by (used in) investing activities changed primarily due to:

(i)	Purchases of pledged AFS securities, net of proceeds from prepayment. The increase in cash used was primarily driven by a $5.9 million increase in purchases of pledged AFS securities, partially offset by a small increase in proceeds from prepayment of AFS securities. The increase in purchases was due to a continued shift in pledged collateral from money market funds to AFS securities due to the decline in interest rates for money market funds compared to interest paid on AFS securities.
(ii)	Originations and repurchase of loans held for investment. The increase was primarily driven by the $17.5 million increase in originations of interim loans, partially offset by a $7.5 million decrease in the number and amount of loans repurchased from the GSEs.

Partially offsetting the aforementioned changes that decreased cash were the following activities that increased cash:

(i)	Capital invested in equity-method investments. The decrease was primarily due to a decrease in capital calls for our investments.
(ii)	Other investing activities, net. The increase in cash provided was primarily driven by a $5.2 million increase in distributions from equity method investments and joint ventures combined with a $1.5 million increase in principal collected on loans held for investment due to the increased balance of these loans.

Financing Activities

Net cash provided by (used in) financing activities changed primarily due to:

(i)	Net borrowings of warehouse notes payable. The increase was due to the aforementioned increase in cash used in loan origination activity.
(ii)	Repayments of notes payable. The decrease in cash used was largely due to using $328.5 million of the $400.0 million proceeds from the issuance of our Senior Notes to pay down our Term Loan in 2025, with no comparable activity in 2026. In 2026, the activity was limited to our quarterly principal payment.
(iii)	Debt issuance costs. The decrease in debt issuance costs paid was driven by the issuance of our Senior Notes and amendment of the Term Loan in 2025, with no comparable activity in 2026.

Partially offsetting the aforementioned changes that increased cash were the following activities that decreased cash:

(i)	Borrowings of corporate notes payable. The decrease in borrowings was attributable to the issuance of our Senior Notes in 2025, with no comparable activity in 2026.
(ii)	Repurchase of common stock. The increase in cash used for repurchases was primarily due to the $13.3 million in share repurchases executed as part of our share repurchase program during 2026 with no comparable activity in 2025.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended
Transaction Volume (in thousands)	March 31,		Dollar	Percentage
Components of Debt Financing Volume	2026	2025	Change	Change
Fannie Mae	$1,553,899	$1,511,794	$42,105	3%
Freddie Mac	3,124,128	808,247	2,315,881	287
Ginnie Mae ̶ HUD	481,384	148,158	333,226	225
Brokered(1)	6,503,051	2,552,943	3,950,108	155
Total Debt Financing Volume	$11,662,462	$5,021,142	$6,641,320	132%
Property sales volume	1,910,300	1,839,290	71,010	4
Total Transaction Volume	$13,572,762	$6,860,432	$6,712,330	98%

Key Performance Metrics (dollars in thousands, except per share data)
Net income	$27,926	$2,360	25,566	1,083%
Adjusted EBITDA(2)	3,915	(13,327)	17,242	(129)
Diluted EPS	0.81	0.07	0.74	1,057
Operating margin	26%	4%

Key Revenue Metrics (as a percentage of debt financing volume)
Origination fees	0.76%	0.90%
MSR income, as a percentage of Agency debt financing volume	0.91	1.13
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

FINANCIAL RESULTS – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
(in thousands)	March 31,		Dollar	Percentage
Revenues	2026	2025	Change	Change
Origination fees	$88,076	$45,297	$42,779	94%
MSR income	46,773	27,811	18,962	68
Property sales broker fees	13,179	13,521	(342)	(3)
Net warehouse interest income (expense), loans held for sale	(266)	(786)	520	(66)
Other revenues	14,679	16,727	(2,048)	(12)
Total revenues	$162,441	$102,570	$59,871	58

Expenses
Personnel	$109,851	$86,466	$23,385	27%
Amortization and depreciation	1,146	1,141	5	0
Interest expense on corporate debt	3,985	4,187	(202)	(5)
Other operating expenses	5,470	6,235	(765)	(12)
Total expenses	$120,452	$98,029	$22,423	23
Income (loss) before taxes	$41,989	$4,541	$37,448	825
Income tax expense (benefit)	12,980	2,181	10,799	495
Net income (loss) before temporary equity holders	$29,009	$2,360	$26,649	1,129
Less: net income (loss) attributable to temporary equity holders	1,083	—	1,083	N/A
Net income (loss)	$27,926	$2,360	$25,566	1,083

Revenues

Origination fees and MSR income. The following tables provide additional information that helps explain changes in origination fees and MSR income period over period:

	For the three months ended
	March 31,
Debt Financing Volume by Product Type	2026	2025
Fannie Mae	13%	30%
Freddie Mac	27	16
Ginnie Mae ̶ HUD	4	3
Brokered	56	51

	For the three months ended
	March 31,
Mortgage Banking Details (basis points)	2026	2025
Origination Fee Rate (1)	76	90
Basis Point Change	(14)
Percentage Change	(16)%
Agency MSR Rate (2)	91	113
Basis Point Change	(22)
Percentage Change	(19)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of Agency debt financing volume.

The increase in origination fees was largely the result of the 132% increase in total debt financing volume, partially offset by a decline in our origination fee rate. The decrease in the origination fee rate related to a $1.7 billion Freddie Mac portfolio that was originated in the first quarter of 2026 with no comparable activity in the first quarter of 2025 and a shift in our volume mix towards brokered transactions. Portfolio transactions have lower origination fee rates than non-portfolio transactions. Brokered transactions, which carry lower fee margins, represented 56% of our debt financing volume in the first quarter of 2026 compared to 51% in the first quarter of 2025.

The increase in our MSR income was largely driven by the increase in total debt financing volume, partially offset by a 19% decrease in the Agency MSR rate. The decrease in the Agency MSR rate reflects a shift in mix of Agency volume, with Freddie Mac representing 61% of Agency volume in the first quarter of 2026 compared to 33% in the first quarter of 2025. The aforementioned Freddie Mac portfolio caused a decline in the weighted-average servicing fee (“WASF”) on Freddie Mac debt financing volume. Portfolio transactions typically have lower servicing fees than non-portfolio transactions. Partially offsetting the decline in the Agency MSR rate due to the mix of volume and the portfolio transaction was an increase in the WASF for Fannie Mae debt financing volume.

Other revenues. The decrease was principally due to a $4.7 million decrease in investment banking revenues, partially offset by a $2.5 million increase in application and appraisal fees. Investment banking revenues decreased primarily due to several M&A transactions that closed during the first quarter of 2025 compared to fewer transactions in the first quarter of 2026. Application and appraisal fees increased due to the aforementioned increase in transaction volume.

Expenses

Personnel. The increase was primarily due to a $17.3 million increase in commission costs resulting from increased origination and property sales broker fees, a $4.2 million increase in salaries and benefits and subjective bonus accrual, and a $1.3 million increase in retention bonuses due to the increase in headcount. The increase in salaries and benefits was largely related to an 8% increase in average segment headcount, while the increase in subjective bonus accrual was related to improved company performance.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$27,926	$2,360
Income tax expense (benefit)	12,980	2,181
Interest expense on corporate debt	3,985	4,187
Amortization and depreciation	1,146	1,141
Stock-based compensation expense	4,651	3,351
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	1,264
MSR income	(46,773)	(27,811)
Adjusted EBITDA	$3,915	$(13,327)
(1)	Presented as a component of Other Operating Expenses on Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of CM adjusted EBITDA for the three months ended March 31, 2026 and 2025.

ADJUSTED EBITDA – THREE MONTHS

CAPITAL MARKETS

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Origination fees	$88,076	$45,297	$42,779	94%
Property sales broker fees	13,179	13,521	(342)	(3)
Net warehouse interest income (expense), loans held for sale	(266)	(786)	520	(66)
Other revenues	14,679	16,727	(2,048)	(12)
Personnel	(105,200)	(83,115)	(22,085)	27
Other operating expenses	(5,470)	(4,971)	(499)	10
Net (income) loss attributable to temporary equity holders	(1,083)	—	(1,083)	N/A
Adjusted EBITDA	$3,915	$(13,327)	$17,242	(129)

Origination fees increased due principally to an increase in debt financing volume, partially offset by a decrease in our origination fee rate. Other revenues decreased due to a decline in investment banking revenues, partially offset by an increase in appraisal and application fees. Personnel expense increased primarily due to increased commission costs, salaries and benefits expense, subjective bonus accrual, and retention bonus expense.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of March 31,		Dollar	Percentage
Managed Portfolio (in thousands)	2026	2025	Change	Change
Components of Servicing Portfolio
Fannie Mae	$73,498,820	$69,176,839	$4,321,981	6%
Freddie Mac	44,836,263	38,556,682	6,279,581	16
Ginnie Mae–HUD	11,646,914	10,882,857	764,057	7
Brokered(1)	16,385,040	17,032,338	(647,298)	(4)
Principal Lending and Investing(2)	17,500	—	17,500	N/A
Total Servicing Portfolio	$146,384,537	$135,648,716	$10,735,821	8%
Assets under management	18,530,780	18,518,413	12,367	0
Total Managed Portfolio	$164,915,317	$154,167,129	$10,748,188	7%

	For the three months ended
(dollars in thousands, except per share data)	March 31,		Dollar	Percentage
Key Volume and Performance Metrics	2026	2025	Change	Change
Equity syndication volume(3)	$—	$15,036	$(15,036)	(100)%
Principal Lending and Investing debt financing volume(4)	87,900	175,500	(87,600)	(50)
Net income	21,452	19,126	2,326	12
Adjusted EBITDA(5)	111,630	107,902	3,728	3
Diluted EPS	0.62	0.55	0.07	13
Operating margin	23%	28%

	As of March 31,
Key Servicing Portfolio Metrics	2026	2025
Custodial escrow deposit balance (in billions)	$2.5	$2.4
Weighted-average servicing fee rate (basis points)	23.4	24.4
Weighted-average remaining servicing portfolio term (years)	7.1	7.5

	As of March 31,
(in thousands)	2026		2025
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,823,406	$15,892,203	$6,877,325	$16,025,745
Equity funds	885,676	885,676	943,436	943,436
Debt funds(6)	899,729	1,752,901	748,952	1,549,232
Total	$8,608,811	$18,530,780	$8,569,713	$18,518,413
(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Consists of interim loans not managed for the Interim Program JV.
(3)	Amount of equity called and syndicated into LIHTC funds.
(4)	Comprised solely of WDIP separate account originations.
(5)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”
(6)	As of March 31, 2026, included $20.6 million of equity under management and $17.1 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of March 31, 2025, included $45.0 million of equity under management and $173.3 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

FINANCIAL RESULTS – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Revenues
Origination fees	$456	$1,084	$(628)	(58)%
Servicing fees	85,437	82,221	3,216	4
Investment management fees	10,226	9,682	544	6
Net warehouse interest income, loans held for investment	291	—	291	N/A
Placement fees and other interest income	29,494	29,622	(128)	(0)
Other revenues	12,399	9,294	3,105	33
Total revenues	$138,303	$131,903	$6,400	5

Expenses
Personnel	$19,123	$19,546	$(423)	(2)%
Amortization and depreciation	59,394	54,498	4,896	9
Provision (benefit) for credit losses	4,118	3,712	406	11
Interest expense on corporate debt	9,589	9,931	(342)	(3)
Indemnified and repurchased loan expenses	10,061	857	9,204	1,074
Other operating expenses	3,559	6,611	(3,052)	(46)
Total expenses	$105,844	$95,155	$10,689	11
Income (loss) before taxes	$32,459	$36,748	$(4,289)	(12)
Income tax expense (benefit)	10,033	17,651	(7,618)	(43)
Net income (loss) before noncontrolling interests	$22,426	$19,097	$3,329	17
Less: net income (loss) from noncontrolling interests	$974	$(29)	$1,003	(3,459)
Net income (loss)	$21,452	$19,126	$2,326	12

Revenues

Servicing fees. As seen below, the increase was primarily attributable to an increase in the average servicing portfolio period over period. The increase in the average servicing portfolio was driven primarily by the $6.3 billion and $4.3 billion increases in Freddie Mac and Fannie Mae, respectively, loans serviced. Partially offsetting the increase from growth in the servicing portfolio was a decline in the WASF as seen below due largely to a decline in Fannie Mae WASF, as loans paying off had higher WASF than loans originated year over year.

	For the three months ended
	March 31,
Servicing Fees Details (in thousands)	2026	2025
Average Servicing Portfolio	$144,803,882	$135,394,904
Dollar Change	$9,408,978
Percentage Change	7%
Average Servicing Fee (basis points)	23.5	24.3
Basis Point Change	(0.8)
Percentage Change	(3)%

Other revenues. The increase was primarily due to a $4.7 million increase in other LIHTC fees and a $2.7 million increase in prepayment fees, partially offset by a $4.2 million decrease in income from equity-method investments. The increase in other LIHTC fees was primarily driven by an increase in fee income and reimbursable fees from our LIHTC operations, partially offset by a decrease in syndication fees. Prepayment fees increased due to an increase in prepayment activity due to the interest rate environment and refinance volume during the quarter. Income from equity method investments decreased due to elevated performance from our equity method investments in 2025.

Expenses

Amortization and depreciation. The increase was primarily driven by increases in recurring amortization of MSRs and write-offs due to increased prepayments.

Indemnified and repurchased loan expenses. The increase was primarily driven by a $7.0 million net increase in loan repurchase losses, combined with a $1.8 million increase in repurchased loans operating costs. The net increase in loan repurchase losses was driven by an increase in the number of loans indemnified year over year. The increase in repurchased loans operating costs was driven by the increase in the number of indemnified and repurchased loans in our portfolio.

Other operating expenses. The decrease was primarily driven by a $2.9 million true up to the estimate of losses upon disposition of certain affordable preservation assets, with no comparable activity in the prior year.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$21,452	$19,126
Income tax expense (benefit)	10,033	17,651
Interest expense on corporate debt	9,589	9,931
Amortization and depreciation	59,394	54,498
Provision (benefit) for credit losses	4,118	3,712
Loan repurchase losses (1)	6,950	—
Net write-offs	(491)	—
Stock-based compensation expense	585	455
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	2,529
Adjusted EBITDA	$111,630	$107,902
(1)Presented as a component of Indemnified and repurchased loan expenses in the Condensed Consolidated Statements of Income.
(2)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of SAM adjusted EBITDA for the three months ended March 31, 2026 and 2025.

ADJUSTED EBITDA – THREE MONTHS

SERVICING & ASSET MANAGEMENT

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Origination fees	$456	$1,084	$(628)	(58)%
Servicing fees	85,437	82,221	3,216	4
Investment management fees	10,226	9,682	544	6
Net warehouse interest income (expense), loans held for investment	291	—	291	N/A
Placement fees and other interest income	29,494	29,622	(128)	(0)
Other revenues	12,399	9,294	3,105	33
Personnel	(18,538)	(19,091)	553	(3)
Net write-offs	(491)	—	(491)	N/A
Indemnified and repurchased loan expenses	(3,111)	(857)	(2,254)	263
Other operating expenses	(3,559)	(4,082)	523	(13)
Net (income) loss from noncontrolling interests	(974)	29	(1,003)	(3,459)
Adjusted EBITDA	$111,630	$107,902	$3,728	3

Servicing fees increased primarily due to growth in the average servicing portfolio period over period. Other revenues increased due to an increase in other LIHTC fees and prepayment fees, partially offset by a decrease in syndication fees and income from equity method investments. Indemnified and repurchased loan expenses increased due to increased operating costs related to indemnified and repurchased loans.

Corporate

FINANCIAL RESULTS – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Revenues
Other interest income	$3,210	$3,589	$(379)	(11)%
Other revenues	(2,623)	(695)	(1,928)	277
Total revenues	$587	$2,894	$(2,307)	(80)

Expenses
Personnel	$23,855	$15,378	$8,477	55%
Amortization and depreciation	2,424	1,982	442	22
Interest expense on corporate debt	1,328	1,396	(68)	(5)
Other operating expenses	21,478	20,183	1,295	6
Total expenses	$49,085	$38,939	$10,146	26
Income (loss) before taxes	$(48,498)	$(36,045)	$(12,453)	35
Income tax expense (benefit)	(14,991)	(17,313)	2,322	(13)
Net income (loss)	$(33,507)	$(18,732)	$(14,775)	79

Diluted EPS	(0.97)	(0.54)	(0.43)	80
Adjusted EBITDA (1)	$(41,763)	$(29,609)	$(12,154)	41%
(1)	This is a non-GAAP financial measure. For more information on adjusted EBIDTA, refer to the section below titled “Non-GAAP Financial Measure.”

Revenues

Other revenues. The decrease was primarily due to a $2.2 million decrease in income from equity method investments.

Expenses

Personnel. The increase was primarily due to a $3.3 million increase in salaries and benefits due to a 9% increase in average segment headcount in support of the overall growth in transaction activity and business volumes and a $4.3 million increase in subjective bonus accrual due to our improved financial performance in the first quarter of 2026 compared to the first quarter of 2025.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended
	March 31,
(in thousands)	2026	2025
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$(33,507)	$(18,732)
Income tax expense (benefit)	(14,991)	(17,313)
Interest expense on corporate debt	1,328	1,396
Amortization and depreciation	2,424	1,982
Stock-based compensation expense	2,983	2,636
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	422
Adjusted EBITDA	$(41,763)	$(29,609)
(1)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of Corporate adjusted EBITDA for the three months ended March 31, 2026 and 2025.

ADJUSTED EBITDA – THREE MONTHS

CORPORATE

	For the three months ended
	March 31,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Other interest income	$3,210	$3,589	$(379)	(11)%
Other revenues	(2,623)	(695)	(1,928)	277
Personnel	(20,872)	(12,742)	(8,130)	64
Other operating expenses	(21,478)	(19,761)	(1,717)	9
Adjusted EBITDA	$(41,763)	$(29,609)	$(12,154)	41

Other revenues decreased primarily due to a decrease in income from equity method investments. The increase in personnel expense was primarily due to higher salaries and benefit costs and subjective bonus accrual.

Liquidity and Capital Resources

Uses of Liquidity, Cash and Cash Equivalents

Our significant recurring cash flow requirements consist of liquidity to (i) fund loans held for sale; (ii) pay cash dividends; (iii) fund our portion of the equity necessary to support equity-method investments; (iv) fund investments in properties to be syndicated to LIHTC investment funds that we will asset-manage; (v) make payments related to earnouts from acquisitions; (vi) meet working capital needs to support our day-to-day operations, including debt service payments, joint venture development partnership contributions, advances for servicing, loan repurchases, and payments for salaries, commissions, and income taxes; and (vii) meet working capital to satisfy collateral requirements for our Fannie Mae DUS risk-sharing obligations and to meet the operational liquidity requirements of Fannie Mae, Freddie Mac, HUD, Ginnie Mae, and our warehouse facility lenders.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of March 31, 2026. The net worth requirement is derived primarily from UPB on Fannie Mae loans and the level of risk-sharing. As of March 31, 2026, the net worth requirement was $356.8 million, and our net worth was $1.0 billion, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of March 31, 2026, we were required to maintain at least $71.0 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of March 31, 2026, we had operational liquidity of $178.1 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.68 per share during the first quarter of 2026, which is 1.5% higher than the quarterly dividend paid in the first quarter of 2025. On May 6, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the second quarter of 2026. The dividend will be paid on June 4, 2026 to all holders of record of our restricted and unrestricted common stock as of May 21, 2026.

In February 2026, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 26, 2026 (the “2026 Stock Repurchase Program”). During the three months ended March 31, 2026, we repurchased 283 thousand shares under the 2026 Stock Repurchase Program, and we had $61.7 million of remaining capacity under the 2026 Stock Repurchase Program as of March 31, 2026.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and when the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of March 31, 2026, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $221.2 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the March 31, 2026 collateral requirements as outlined above. As of March 31, 2026, reserve requirements for the March 31, 2026 DUS loan portfolio will require us to fund $90.6 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of March 31, 2026.

Sources of Liquidity: Warehouse Facilities and Corporate Notes Payable

Warehouse Facilities

We use a combination of warehouse facilities and notes payable to provide funding for our operations. We use warehouse facilities to fund our Agency Lending. Our ability to originate Agency mortgage loans depends upon our ability to secure and maintain these types of financing agreements on acceptable terms.  For a detailed description of the terms of each warehouse agreement, refer to “Warehouse Facilities” in NOTE 7 in the consolidated financial statements in our 2025 Form 10-K, as updated in NOTE 7 in the condensed consolidated financial statements in this Form 10-Q.

Corporate Notes Payable

For a detailed description of the terms of our various corporate debt instruments and related amendments, refer to “Corporate Notes Payable” in NOTE 7 in the consolidated financial statements in our 2025 Form 10-K.

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of March 31, 2026.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	March 31,
	2026	2025
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$65,886,235	$60,493,946
Fannie Mae Modified Risk	7,612,585	8,682,893
Freddie Mac Modified Risk	15,000	15,000
Total risk-sharing servicing portfolio	$73,513,820	$69,191,839

Non-risk-sharing servicing portfolio:
Freddie Mac No Risk	$44,821,263	$38,541,682
GNMA - HUD No Risk	11,646,914	10,882,857
Brokered	16,385,040	17,032,338
Total non-risk-sharing servicing portfolio	$72,853,217	$66,456,877
Total loans serviced for others	$146,367,037	$135,648,716

Loans held for investment (full risk)	$56,203	$36,926
Indemnification reserves	7,961	5,527
Interim Program JV Managed Loans(1)	17,099	173,315

At-risk servicing portfolio(2)	$69,444,656	$64,450,319
Maximum exposure to at-risk portfolio(3)	14,221,298	13,200,846
Defaulted loans(4)	167,456	108,530

Defaulted loans as a percentage of the at-risk portfolio	0.24%	0.17%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.06	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.27	0.24
(1)	As of March 31, 2026 and 2025, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV, which was $3.1 million and $6.7 million at March 31, 2026 and 2025, respectively. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

We have a loss-sharing arrangement with Freddie Mac related to SBLs that is only applicable to SBLs that are pre-securitized and outstanding for more than 12 months. If a loan defaults prior to securitization, we are required to share the losses with Freddie Mac. Our loss-sharing arrangement is a 10% top loss, meaning that we are responsible for the first 10% of the losses incurred on such defaulted loans. We received an insignificant loss settlement notice from Freddie Mac in the first quarter of 2026 related to one defaulted loan and paid the loss settlement accordingly.

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

The “Business” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K contains a discussion of the risk-sharing caps we have with Fannie Mae.

We regularly monitor the credit quality of all loans for which we have a risk-sharing obligation. Loans with indicators of underperforming credit are placed on a watch list, assigned a numerical risk rating based on our assessment of the relative credit weakness, and subjected to additional evaluation or loss mitigation. Indicators of underperforming credit include poor financial performance, poor physical condition, poor management, and delinquency. A collateral-based reserve is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed and it is expected to result in a loss for the Company, and a reserve for estimated credit losses and a guaranty obligation are recorded for all other risk-sharing loans. We do not record a collateral-based reserve when it is probable that a risk-sharing loan will foreclose or has foreclosed, and the disposition proceeds are expected to be higher than the UPB, resulting in no losses for the Company.

The allowance for risk-sharing obligations related to the Company’s $68.9 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac defaulted SBLs that is based on a collective evaluation as of March 31, 2026 was $25.4 million compared to $25.0 million as of December 31, 2025.

As of March 31, 2026, 14 loans (12 Fannie Mae loans and two Freddie Mac SBLs) were in default with an aggregate UPB of $167.5 million compared to eight loans (five Fannie Mae loans and three Freddie Mac SBLs) with an aggregate UPB of $108.5 million that were in default as of March 31, 2025. The collateral-based reserve on defaulted loans was $13.3 million and $7.5 million as of March 31, 2026 and 2025, respectively. We had a provision for risk-sharing obligations of $1.6 million for the three months ended March 31, 2026 compared to $3.7 million for the three months ended March 31, 2025.

We are obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that we provide in connection with the sale of the loans through these programs are breached. In lieu of repurchasing a loan directly from the GSEs, we have entered into Indemnification and Repurchase Agreements. These indemnification agreements delay the requirement to repurchase the loan for periods of up to two years, and in exchange we fund a collateral reserve generally equal to 20% of the UPB of the loans or an agreed upon amount based on the unsecured portion of the loans and pay a financing fee to the GSE for the uncollateralized portion of the UPB. When we agree to repurchase or indemnify the GSEs, we are required to report the loan or underlying collateral as an asset and the related obligation to repurchase the loans or indemnification liability to the GSE as a liability on our Condensed Consolidated Balance Sheets. NOTE 5 in the condensed consolidated financial statements provides additional details related to our repurchase and indemnification activity.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there were no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of March 31, 2026.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 364 basis points and 433 basis points as of March 31, 2026 and 2025, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of March 31,
Change in annual placement fee revenue due to:	2026	2025
100 basis point increase in EFFR	$24,541	$24,267
100 basis point decrease in EFFR	(24,541)	(24,267)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 368 basis points and 441 basis points as of March 31, 2026 and 2025, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of March 31,
Change in annual net warehouse interest income due to:	2026	2025
100 basis point increase in SOFR	$(25,634)	$(8,196)
100 basis point decrease in SOFR	25,634	8,196

All of our Corporate Debt is effectively based on Adjusted Term SOFR as of March 31, 2026. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of March 31, 2026 and 2025, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of March 31,
Change in annual income before taxes due to:	2026	2025
100 basis point increase in SOFR	$(8,455)	$(8,500)
100 basis point decrease in SOFR	8,455	8,500

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $39.9 million as of March 31, 2026 compared to $42.1 million as of March 31, 2025. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $50.3 million as of March 31, 2026. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both March 31, 2026 and 2025, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in “Litigation” in Note 2 of the condensed consolidated financial statements, which is incorporated into this Item 1 by reference.

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2025 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). There have been no material changes from the disclosures provided in our 2025 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended March 31, 2026, we purchased 96 thousand shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2026, the Company’s Board of Directors approved the 2026 Stock Repurchase Program. During the quarter ended March 31, 2026, we repurchased 283 thousand shares under the 2026 Stock Repurchase Program. The Company had $61.7 million of authorized share repurchase capacity remaining as of March 31, 2026.

The following table provides information regarding common stock repurchases for the quarter ended March 31, 2026:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
January 1-31, 2026	5,890	$65.44	—	$75,000,000
February 1-28, 2026	79,183	61.34	—	75,000,000
March 1-31, 2026	294,227	47.12	282,823	$61,665,830
1st Quarter	379,300	$50.37	282,823

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a) Exhibits:

2.1

Contribution Agreement, dated as of October 29, 2010, by and among Mallory Walker, Howard W. Smith, William M. Walker, Taylor Walker, Richard C. Warner, Donna Mighty, Michael Alinksy, Edward B. Hermes, Deborah A. Wilson and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.2

Contribution Agreement, dated as of October 29, 2010, between Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

2.3

Amendment No. 1 to Contribution Agreement, dated as of December 13, 2010, by and between Walker & Dunlop, Inc. and Column Guaranteed LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 13, 2010)

2.4

Purchase Agreement, dated June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, CW Financial Services LLC and CWCapital LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K/A filed on June 15, 2012)

2.5

Purchase Agreement, dated as of August 30, 2021, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant Company, LLC, Alliant Capital, Ltd., Alliant Fund Asset Holdings, LLC, Alliant Asset Management Company, LLC, Alliant Strategic Investments II, LLC, ADC Communities, LLC, ADC Communities II, LLC, AFAH Finance, LLC, Alliant Fund Acquisitions, LLC, Vista Ridge 1, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021)

2.6

Amendment No. 1 to Purchase Agreement, dated as of December 31, 2024, by and among Walker & Dunlop, Inc., WDAAC, LLC, Alliant, Inc., Alliant ADC, Inc., Palm Drive Associates, LLC, and Shawn Horwitz (incorporated by reference to Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed on February 25, 2025)

3.1

Articles of Amendment and Restatement of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on December 1, 2010)

3.2		Amended and Restated Bylaws of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 10, 2023)
4.1

Specimen Common Stock Certificate of Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-168535) filed on September 30, 2010)

4.2

Registration Rights Agreement, dated December 20, 2010, by and among Walker & Dunlop, Inc. and Mallory Walker, Taylor Walker, William M. Walker, Howard W. Smith, III, Richard C. Warner, Donna Mighty, Michael Yavinsky, Ted Hermes, Deborah A. Wilson and Column Guaranteed LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.3

Stockholders Agreement, dated December 20, 2010, by and among William M. Walker, Mallory Walker, Column Guaranteed LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2010)

4.4

Piggy-Back Registration Rights Agreement, dated June 7, 2012, by and among Column Guaranteed, LLC, William M. Walker, Mallory Walker, Howard W. Smith, III, Deborah A. Wilson, Richard C. Warner, CW Financial Services LLC and Walker & Dunlop, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012)

4.5

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Mallory Walker, William M. Walker, Richard Warner, Deborah Wilson, Richard M. Lucas, and Howard W. Smith, III, and CW Financial Services LLC (incorporated by reference to Annex C of the Company’s proxy statement filed on July 26, 2012)

4.6

Voting Agreement, dated as of June 7, 2012, by and among Walker & Dunlop, Inc., Walker & Dunlop, LLC, Column Guaranteed, LLC and CW Financial Services LLC (incorporated by reference to Annex D of the Company’s proxy statement filed on July 26, 2012)

4.7

Indenture, dated as of March 14, 2025, by and among Walker & Dunlop, Inc., the guarantors from time to time party thereto, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2025)

10.1

Sixteenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of January 29, 2026, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2026)

10.2

Seventeenth Amendment to Second Amended and Restated Warehousing Credit and Security Agreement, dated as of March 2, 2026, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc. and PNC Bank, National Association, as Lender (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 4, 2026)

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

Walker & Dunlop, Inc.
Date: May 7, 2026	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer