Form 10-Q
period 2026-06-30
Walker & Dunlop, Inc.
filed 2026-08-06
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 34,325,745 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$160,858	$299,315
Restricted cash	25,782	22,772
Pledged securities, at fair value	234,525	224,954
Loans held for sale, at fair value	1,382,958	1,436,350
Mortgage servicing rights	793,351	808,145
Goodwill	868,710	868,710
Other intangible assets	134,369	141,877
Receivables, net	476,851	419,358
Committed investments in tax credit equity	170,671	241,401
Other assets	645,529	596,596
Total assets	$4,893,604	$5,059,478

Liabilities
Warehouse notes payable	$1,384,282	$1,420,272
Corporate notes payable	820,948	829,218
Allowance for risk-sharing obligations	49,081	37,546
Commitments to fund investments in tax credit equity	174,093	219,949
Other liabilities	744,448	806,631
Total liabilities	$3,172,852	$3,313,616

Temporary Equity
Profit interests of a wholly owned subsidiary subject to possible redemption	$909	$(1,036)

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,269 shares as of June 30, 2026 and 33,389 shares as of December 31, 2025)	333	334
Additional paid-in capital ("APIC")	462,194	450,434
Accumulated other comprehensive income (loss) ("AOCI")	612	1,876
Retained earnings	1,243,903	1,282,390
Total stockholders’ equity	$1,707,042	$1,735,034
Noncontrolling interests	12,801	11,864
Total permanent equity	$1,719,843	$1,746,898
Commitments and contingencies (NOTES 2 and 12)	—	—
Total liabilities, temporary equity, and permanent equity	$4,893,604	$5,059,478

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Loan origination and debt brokerage fees, net	$92,893	$94,309	$181,425	$140,690
Fair value of expected net cash flows from servicing, net of guaranty obligation	47,817	53,153	94,590	80,964
Servicing fees	86,700	83,693	172,137	165,914
Property sales broker fees	12,787	14,964	25,966	28,485
Investment management fees	6,907	7,577	17,133	17,259
Net warehouse interest income (expense)	369	(1,760)	394	(2,546)
Placement fees and other interest income	32,440	35,986	65,144	69,197
Other revenues	26,777	31,318	51,232	56,644
Total revenues	$306,690	$319,240	$608,021	$556,607

Expenses
Personnel	$162,909	$161,888	$315,738	$283,278
Amortization and depreciation	60,699	58,936	123,663	116,557
Provision (benefit) for credit losses	20,966	1,820	25,084	5,532
Interest expense on corporate debt	15,260	16,767	30,162	32,281
Indemnified and repurchased loan expenses	6,884	683	16,945	1,540
Other operating expenses	37,898	32,772	68,405	65,801
Total expenses	$304,616	$272,866	$579,997	$504,989
Income before taxes	$2,074	$46,374	$28,024	$51,618
Income tax expense (benefit)	(764)	12,425	7,258	14,944
Net income before noncontrolling interests and temporary equity holders	$2,838	$33,949	$20,766	$36,674
Less: net income (loss) from noncontrolling interests	12	(3)	986	(32)
Less: net income (loss) attributable to temporary equity holders	(180)	—	903	—
Walker & Dunlop net income	$3,006	$33,952	$18,877	$36,706
Other comprehensive income (loss), net of tax	(591)	1,469	(1,264)	2,178
Walker & Dunlop comprehensive income	$2,415	$35,421	$17,613	$38,884

Basic earnings per share (NOTE 11)	$0.09	$1.00	$0.55	$1.08
Diluted earnings per share (NOTE 11)	$0.09	$0.99	$0.55	$1.07

Basic weighted-average shares outstanding	33,263	33,358	33,328	33,311
Diluted weighted-average shares outstanding	33,275	33,371	33,343	33,333

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

		For the three and six months ended June 30, 2026
			Stockholders' Equity
	Temporary	Common Stock				Retained	Noncontrolling	Total
	Equity	Shares	Amount	APIC	AOCI	Earnings	Interests	Permanent Equity
Balance as of December 31, 2025	$(1,036)	33,389	$334	$450,434	$1,876	$1,282,390	$11,864	$1,746,898
Walker & Dunlop net income	—	—	—	—	—	15,871	—	15,871
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	974	974
Net income (loss) attributable to temporary equity	1,083	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(673)	—	—	(673)
Stock-based compensation–equity classified	705	—	—	7,072	—	—	—	7,072
Issuance of common stock in connection with equity compensation plans	—	239	2	5,595	—	—	—	5,597
Repurchase and retirement of common stock	—	(379)	(4)	(8,886)	—	(10,210)	—	(19,100)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,605)	—	(23,605)
Balance as of March 31, 2026	$752	33,249	$332	$454,215	$1,203	$1,264,446	$12,838	$1,733,034
Walker & Dunlop net income	—	—	—	—	—	3,006	—	3,006
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	12	12
Net income (loss) attributable to temporary equity	(180)	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(591)	—	—	(591)
Stock-based compensation–equity classified	515	—	—	8,278	—	—	—	8,278
Issuance of common stock in connection with equity compensation plans	—	26	1	—	—	—	—	1
Repurchase and retirement of common stock	—	(6)	—	(299)	—	—	—	(299)
Distributions to noncontrolling and temporary equity interest holders	(178)	—	—	—	—	—	(49)	(49)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,549)	—	(23,549)
Balance as of June 30, 2026	$909	33,269	$333	$462,194	$612	$1,243,903	$12,801	$1,719,843

	For the three and six months ended June 30, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	$332	$429,000	$586	$1,317,945	$12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation–equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089
Walker & Dunlop net income	—	—	—	—	33,952	—	33,952
Net income (loss) from noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	—	1,469
Stock-based compensation–equity classified	—	—	5,756	—	—	—	5,756
Issuance of common stock in connection with equity compensation plans	31	—	230	—	—	—	230
Repurchase and retirement of common stock	(9)	—	(645)	—	—	—	(645)
Distributions to noncontrolling interest holders	—	—	—	—	—	(126)	(126)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,924)	—	(22,924)
Balance as of June 30, 2025	33,366	$333	$438,129	$2,764	$1,308,792	$11,780	$1,761,798

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities
Net income before noncontrolling interests and temporary equity holders	$20,766	$36,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(94,590)	(80,964)
Change in the fair value of premiums and origination fees	(7,155)	(16,798)
Amortization and depreciation	123,663	116,557
Provision (benefit) for credit losses	25,084	5,532
Indemnified and repurchased loans expenses - loan repurchase losses	8,614	—
Originations of loans held for sale	(8,380,007)	(5,310,528)
Proceeds from transfers of loans held for sale	8,432,618	4,742,908
Other operating activities, net	(103,421)	(12,941)
Net cash provided by (used in) operating activities	$25,572	$(519,560)

Cash flows from investing activities
Capital expenditures	$(2,487)	$(6,195)
Capital invested in equity-method investments	(12,560)	(16,792)
Purchases of pledged available-for-sale ("AFS") securities	(22,894)	(21,989)
Proceeds from prepayment and sale of pledged AFS securities	6,372	4,547
Originations and repurchase of loans held for investment	(23,418)	(24,381)
Other investing activities, net	10,010	2,884
Net cash provided by (used in) investing activities	$(44,977)	$(61,926)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(42,432)	$559,042
Repayments of corporate notes payable	(2,250)	(329,606)
Borrowings of corporate notes payable	—	398,875
Repurchase of common stock	(19,398)	(9,232)
Cash dividends paid	(47,155)	(45,858)
Payment of contingent consideration	(8,646)	(10,954)
Debt issuance costs	(1,062)	(14,964)
Other financing activities, net	(115)	(947)
Net cash provided by (used in) financing activities	$(121,058)	$546,356

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(140,463)	$(35,130)
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	344,375	327,898
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$203,912	$292,768

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$64,201	$35,093
Cash paid for income taxes, net of cash refunds received	21,554	15,910

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company evaluated events that have occurred subsequent to June 30, 2026 through the date these financial statements were issued and determined that no events requiring recognition or disclosure occurred other than those described herein.

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

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2026	2025	2026	2025
Provision (benefit) for loan losses	$10,558	$500	$13,058	$500
Provision (benefit) for risk-sharing obligations	10,408	1,320	12,026	5,032
Provision (benefit) for credit losses	$20,966	$1,820	$25,084	$5,532

Transfers of Financial Assets—The Company is obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that it provides in connection with the sale of the loans through these programs are determined to have been breached. At times, the Company may agree to indemnify the GSEs pursuant to a forbearance and indemnification agreement in lieu of repurchase. NOTE 5 and the 2025 Form 10-K contain additional discussion related to repurchased and indemnified loans.

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 12) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions on the Condensed Consolidated Balance Sheets as of June 30, 2026 and 2025, and December 31, 2025 and 2024.

	June 30,		December 31,
(in thousands)	2026	2025	2025	2024
Cash and cash equivalents	$160,858	$233,712	$299,315	$279,270
Restricted cash	25,782	41,090	22,772	25,156
Pledged cash and cash equivalents (NOTE 12)	17,272	17,966	22,288	23,472
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$203,912	$292,768	$344,375	$327,898

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The Company had realizable shortfalls of $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and shortfalls of $2.2 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment (including repurchased loans) with its own cash. Included in Net warehouse interest income (expense) for the three and six months ended June 30, 2026 and 2025 are the following components:

	For the three months ended		For the six months ended
(in thousands)	June 30,		June 30,
Components of Net Warehouse Interest Income (Expense)	2026	2025	2026	2025
Warehouse interest income	$17,171	$11,491	$34,264	$18,065
Warehouse interest expense	(16,802)	(13,251)	(33,870)	(20,611)
Net warehouse interest income (expense)	$369	$(1,760)	$394	$(2,546)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $3.2 million and $4.5 million for the three months ended June 30, 2026 and 2025, respectively, and $7.7 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

Other than LIHTC asset management fees as described in the 2025 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or significant estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
Description	2026	2025	2026	2025	Statement of income line item
Certain loan origination fees	$37,287	$31,431	$69,207	$48,165	Loan origination and debt brokerage fees, net
Property sales broker fees	12,787	14,964	25,966	28,485	Property sales broker fees
Investment management fees	6,907	7,577	17,133	17,259	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	25,386	23,775	41,593	41,802	Other revenues
Total revenues derived from contracts with customers	$82,367	$77,747	$153,899	$135,711

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

The Plaintiffs asserted claims of breach of implied-in-fact contract, breach of the implied covenant of good faith and fair dealing, promissory estoppel, negligent misrepresentation, tortious interference with prospective economic advantage, fraud and breach of fiduciary duty. The case was dismissed with prejudice on June 29, 2026.

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

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both June 30, 2026 and December 31, 2025. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$38.6
200 basis point increase	74.4
Placement Fee Rate
50 basis point decrease	$50.4
100 basis point decrease	100.8

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three and six months ended June 30, 2026 and 2025 follows:

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
Roll Forward of MSRs (in thousands)	2026	2025	2026	2025
Beginning balance	$795,754	$825,761	$808,145	$852,399
Additions, following the sale of loan	54,077	47,068	100,438	73,911
Amortization	(54,267)	(53,264)	(107,343)	(105,086)
Pre-payments and write-offs	(2,213)	(1,751)	(7,889)	(3,410)
Ending balance	$793,351	$817,814	$793,351	$817,814

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of June 30, 2026 and December 31, 2025:

Components of MSRs (in thousands)	June 30, 2026	December 31, 2025
Gross value	$1,849,374	$1,824,350
Accumulated amortization	(1,056,023)	(1,016,205)
Net carrying value	$793,351	$808,145

The expected amortization of MSRs held on the Condensed Consolidated Balance Sheet as of June 30, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Six Months Ending December 31,	Amortization
2026	$106,275
Year Ending December 31,
2027	$196,669
2028	165,837
2029	123,738
2030	78,895
2031	49,599
Thereafter	72,338
Total	$793,351

NOTE 4—ALLOWANCE FOR RISK-SHARING OBLIGATIONS

When a loan is sold under the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program, the Company typically agrees to guarantee a portion of the ultimate loss incurred on the loan should the borrower fail to perform. The compensation for this risk is a component of the servicing fee on the loan. The guaranty is in force while the loan is outstanding. Substantially all loans sold under the Fannie Mae DUS program contain modified or full risk-sharing guaranties that are based on the credit performance of the loan. The Company records an estimate of the contingent loss reserve for Current Expected Credit Losses (“CECL”), for all loans in its Fannie Mae at-risk servicing portfolio and an insignificant number of Freddie Mac’s small balance pre-securitized loans (“SBL”) as discussed in the Company’s 2025 Form 10-K. Most loans are collectively evaluated, while a small portion is individually evaluated. For loans that are individually evaluated, a reserve for estimated credit losses is recorded when it is probable that a risk-sharing loan will foreclose or has foreclosed (“collateral-based reserves”), and a reserve for estimated credit losses is recorded for all other risk-sharing loans that are collectively evaluated (“CECL allowance”). The combined loss reserves are presented as Allowance for risk-sharing obligations on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for risk-sharing obligations for the three and six months ended June 30, 2026 and 2025 follows:

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2026	2025	2026	2025
Beginning balance	$38,673	$31,871	$37,546	$28,159
Provision (benefit) for risk-sharing obligations	10,408	1,320	12,026	5,032
Write-offs	—	—	(491)	—
Ending balance	$49,081	$33,191	$49,081	$33,191

The Company assesses several qualitative and quantitative factors, including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the six months ended June 30, 2026 and 2025 follows:

	2026
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$68.9	$69.5	N/A
CECL allowance (in millions)	$25.4	$25.4	N/A
Provision (benefit) for CECL allowance (in millions)	$0.4	$—	$0.4

	2025
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Total
Forecast-period loss rate (in basis points)	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$64.7	N/A
CECL allowance (in millions)	$24.4	$24.6	N/A
Provision (benefit) for CECL allowance (in millions)	$0.2	$0.2	$0.4

During the first quarters of both 2026 and 2025, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. The look-back period update for each year did not have a significant impact on the Provision (benefit) for risk-sharing obligations.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of June 30, 2026 was 4.8 years compared to 5.1 years as of December 31, 2025.

14 Fannie Mae DUS loans and two Freddie Mac SBLs had aggregate collateral-based reserves of $23.7 million as of June 30, 2026, compared to 11 Fannie Mae DUS loans and three Freddie Mac SBLs that had aggregate collateral-based reserves of $12.6 million as of December 31, 2025.

As of June 30, 2026 and December 31, 2025, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $14.4 billion and $14.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—INDEMNIFIED AND REPURCHASED LOANS

The Company has repurchased, agreed to repurchase and indemnify, or expects to repurchase from the GSEs $193.3 million of loans that were previously originated for the GSEs’ programs as of June 30, 2026, against which the Company has recognized $54.3 million of aggregate valuation adjustments through allowance for loan losses and impairments (as seen in the tables below). In the first quarter of 2026 the Company repurchased a $4.6 million loan. In the second quarter of 2026, the Company agreed to repurchase a $3.1 million loan.

Subsequent to June 30, 2026, the Company repurchased the aforementioned $3.1 million loan. In addition, the $4.6 million loan repurchased in the first quarter paid off with minimal loss. Finally, the Company executed its disposition strategy for a $34.8 million loan, included in Other assets (as described below), which resulted in liquidation proceeds approximating the $22.5 million carrying value as of June 30, 2026. The net impact of these subsequent events reduced the outstanding UPB of indemnified and repurchased loans to $153.8 million and reduced the outstanding valuation adjustments against the aggregate portfolio to $41.7 million.

A summary of the Company’s indemnified and repurchased loans and their location on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 follows:

Other Assets and Other Liabilities Related to Indemnified and Repurchased Loans (in thousands)	June 30, 2026	December 31, 2025
Other Assets
Indemnified loans	$91,439	$46,253
Repurchased loans	44,678	36,926
Allowance for loan losses	(39,635)	(5,410)
Loans held for investment, net - indemnified and repurchased loans	$96,482	$77,769

Other assets, gross (1)(2)(3)	$50,380	$50,380
Impairment(2)(3)	(14,702)	(11,500)
Other assets, net(3)	$35,678	$38,880
Total other assets	$132,160	$116,649

Other Liabilities
Secured borrowings	$133,055	$83,402
Indemnification reserves (4)	7,961	23,920
Total other liabilities	$141,016	$107,322
(1)	Comprised of Other real estate owned (“OREO”) and an Other asset as described in NOTE 2 of the Company’s 2025 Form 10-K.
(2)	The OREO asset and the other asset, net were held for sale as of June 30, 2026. Upon reclassification from held for use to held for sale in the first quarter of 2026, the Company recorded an impairment charge of $1.5 million as seen in the table below. The fair value for both the OREO asset and the other asset, net was determined by appraisal. OREO and other asset, net are presented as components of Other assets on the Condensed Consolidated Balance Sheets.
(3)	These real estate assets were held for sale as of June 30, 2026 and held for use as of December 31, 2025.
(4)	NOTE 2 in the 2025 Form 10-K contains information about the nature of these reserves.

Maximum Expected Future Payments (in thousands)	June 30, 2026	December 31, 2025
Secured borrowings	$133,055	$83,402
Collateral for secured borrowings (1)	(50,578)	(22,668)
Total	$82,477	$60,734
(1)	The Company has funded this balance with corporate cash into an escrow account held by the GSE to collateralize the secured borrowing. The collateral is included in Receivables, net on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for loan losses related to indemnified and repurchased loans for the three and six months ended June 30, 2026 and 2025 follows. The allowance for loan losses for other loans held for investment is insignificant.

	As of and for the three months ended		As of and for the six months ended
Roll Forward of Allowance for Loan Losses (in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$29,077	$4,060	$5,410	$4,060
Provision (benefit) for loan losses	10,558	500	13,058	500
Transfers from purchased credit deteriorated initial allowance	—	—	21,167	—
Write-offs	—	—	—	—
Ending balance	$39,635	$4,560	$39,635	$4,560

In addition to the provision for credit losses related to the indemnified and repurchased loan portfolio, the Company also incurs costs related to operating the indemnified and repurchased loans and other assets. A summary of losses and expenses related to indemnified and repurchased loans for the three and six months ended June 30, 2026 and 2025 follows:

	For the three months ended		For the six months ended
Impact of Indemnified and Repurchased Loans (in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Initial loan repurchase costs	$—	$—	$797	$322
Indemnified and repurchased loan operating costs	5,220	683	7,534	1,218
Expected principal losses on loan repurchase ("loan repurchase losses")	1,664	—	8,614	—
Indemnified and repurchased loan expenses	$6,884	$683	$16,945	$1,540

Other Activity Related to Indemnified and Repurchased Loans
Provision (benefit) for loan losses(1)	10,558	500	13,058	500
Provision (benefit) for risk sharing obligations (1)(2)	5,752	—	5,752	—
Other operating expenses (3)	—	—	1,538	—
Other interest income (4)	(467)	—	(1,541)	—
Total net expense impact of indemnified and repurchased loans	$22,727	$1,183	$35,752	$2,040
(1)	Included as a component of Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.
(2)	Impact on Provision (benefit) for risk-sharing obligations resulting from modified loss sharing in lieu of repurchase on $15.9 million of defaulted loans.
(3)	Includes impairment charges related to the OREO asset that was previously repurchased and included as a component of Other operating expenses in the Condensed Consolidated Statements of Income.
(4)	Included as a component of Placement fees and other interest income in the Condensed Consolidated Statements of Income.

Substantially all of the indemnified and repurchased loans above are on non-accrual status. A summary of these loans as of June 30, 2026 and December 31, 2025 follows:

Non-accrual loans (in thousands)	June 30, 2026	December 31, 2025
Loans held for investment UPB	$139,903	$48,630
Cost basis and fair value adjustments, net	(7,108)	1,331
Allowance for loan losses	(39,635)	(5,410)
Non-accrual loans, net	$93,160	$44,551

NOTE 6—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $145.8 billion as of June 30, 2026 compared to $144.0 billion as of December 31, 2025.

As of both June 30, 2026 and December 31, 2025, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $3.1 billion. These amounts are not included on the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 7—WAREHOUSE AND CORPORATE NOTES PAYABLE

Warehouse Facilities

As of June 30, 2026, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $4.6 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

The interest rate for all the Company’s warehouse facilities is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”). The maximum amount and outstanding borrowings under Warehouse notes payable as of June 30, 2026 follow:

	June 30, 2026
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$16,026	SOFR plus 1.20%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	575,695	SOFR plus 1.20%
Agency Warehouse Facility #3	425,000	425,000	850,000	73,550	SOFR plus 1.30%
Agency Warehouse Facility #4	150,000	225,000	375,000	193,304	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	354,808	SOFR plus 1.45%
Agency Warehouse Facility #6 (1)	—	750,000	750,000	15,817	SOFR plus 1.30% to 1.40%
Total National Bank Agency Warehouse Facilities	$1,600,000	2,950,000	4,550,000	$1,229,200
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	155,508
Total Agency Warehouse Facilities	$1,600,000	4,450,000	6,050,000	$1,384,708
(1)	Includes borrowings under pre-Agency sublimit.

During 2026, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The interest rate of Agency Warehouse Facility #1 decreased from SOFR plus 130 basis points to SOFR plus 120 basis points.

The maturity date of Agency Warehouse Facility #2 was extended to March 1, 2027, and the interest rate decreased from SOFR plus 130 basis points to SOFR plus 120 basis points.

During the third quarter of 2026, the maturity date of Agency Warehouse Facility #3 was extended to August 13, 2026.

The maturity date of Agency Warehouse Facility #4 was extended to June 22, 2027.

On May 29, 2026, the Company executed an agreement to establish Agency Warehouse Facility #6. The Company has a master repurchase agreement with a multinational bank for a $750.0 million uncommitted advance credit facility that is scheduled to mature on May

28, 2027. The facility provides the Company with the ability to fund Agency loans up to the uncommitted amount and has a sublimit of $188 million for certain loans that are bridge loans (“pre-Agency loans”). Advances for Agency loans are made at 100% of loan balances and bear interest at a rate of SOFR plus 130 basis points. Advances for Fannie Mae and Freddie Mac pre-Agency loans are made at 95% of loan balances for 180 days and 90% of loan balances thereafter. Advances for HUD and FHA pre-Agency loans are made at 90% of loan balances for 180 days and 85% of loan balances thereafter. All pre-Agency loans bear interest at SOFR plus 130 basis points for 180 days and SOFR plus 140 basis points thereafter.

Corporate Notes Payable

The Company has a senior secured credit agreement, which has been amended several times, that provides for a $450.0 million term loan (the “Term Loan”) and a revolving credit facility of $50.0 million. As of June 30, 2026, the balance of the Term Loan was $444.4 million, and the revolving credit facility did not have an outstanding balance. The Company also had $400.0 million aggregate principal amount and balance outstanding of senior unsecured notes due 2033 (“Senior Notes”) as of June 30, 2026.

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2026.

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

The following tables provide a summary and reconciliation of each segment’s results for the three months ended June 30, 2026 and 2025.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended June 30, 2026
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$90,647	$2,246	$—	$92,893
Fair value of expected net cash flows from servicing, net of guaranty obligation	47,817	—	—	47,817
Servicing fees	—	86,700	—	86,700
Property sales broker fees	12,787	—	—	12,787
Investment management fees	—	6,907	—	6,907
Net warehouse interest income (expense)	140	229	—	369
Placement fees and other interest income	—	30,065	2,375	32,440
Other revenues	17,395	7,447	1,935	26,777
Total revenues	$168,786	$133,594	$4,310	$306,690

Expenses
Personnel(1)	$116,058	$21,741	$25,110	$162,909
Amortization and depreciation	1,146	57,181	2,372	60,699
Provision (benefit) for credit losses	—	20,966	—	20,966
Interest expense on corporate debt	4,025	9,893	1,342	15,260
Indemnified and repurchased loan expenses	—	6,884	—	6,884
Other operating expenses	10,530	7,640	19,728	37,898
Total expenses	$131,759	$124,305	$48,552	$304,616
Income (loss) before taxes	$37,027	$9,289	$(44,242)	$2,074
Income tax expense (benefit)	7,486	780	(9,030)	(764)
Net income (loss) before noncontrolling interests and temporary equity holders	$29,541	$8,509	$(35,212)	$2,838
Less: net income (loss) from noncontrolling interests	$—	12	—	$12
Less: net income (loss) attributable to temporary equity holders	(180)	—	—	(180)
Walker & Dunlop net income (loss)	$29,721	$8,497	$(35,212)	$3,006

Diluted EPS	$0.89	$0.25	$(1.05)	$0.09
Operating margin	22%	7%	(1,026)%	1%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended June 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$93,764	$545	$—	$94,309
Fair value of expected net cash flows from servicing, net of guaranty obligation	53,153	—	—	53,153
Servicing fees	—	83,693	—	83,693
Property sales broker fees	14,964	—	—	14,964
Investment management fees	—	7,577	—	7,577
Net warehouse interest income (expense)	(1,760)	—	—	(1,760)
Placement fees and other interest income	—	32,651	3,335	35,986
Other revenues	12,670	16,269	2,379	31,318
Total revenues	$172,791	$140,735	$5,714	$319,240

Expenses
Personnel(1)	$116,441	$22,743	$22,704	$161,888
Amortization and depreciation	1,146	55,882	1,908	58,936
Provision (benefit) for credit losses	—	1,820	—	1,820
Interest expense on corporate debt	4,468	10,810	1,489	16,767
Indemnified and repurchased loan expenses	—	683	—	683
Other operating expenses	5,309	5,831	21,632	32,772
Total expenses	$127,364	$97,769	$47,733	$272,866
Income (loss) before taxes	$45,427	$42,966	$(42,019)	$46,374
Income tax expense (benefit)	12,285	5,428	(5,288)	12,425
Net income (loss) before noncontrolling interests	$33,142	$37,538	$(36,731)	$33,949
Less: net income (loss) from noncontrolling interests	—	(3)	—	(3)
Walker & Dunlop net income (loss)	$33,142	$37,541	$(36,731)	$33,952

Diluted EPS	$0.97	$1.10	$(1.08)	$0.99
Operating margin	26%	31%	(735)%	15%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the six months ended June 30, 2026 and 2025.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the six months ended June 30, 2026
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$178,723	$2,702	$—	$181,425
Fair value of expected net cash flows from servicing, net of guaranty obligation	94,590	—	—	94,590
Servicing fees	—	172,137	—	172,137
Property sales broker fees	25,966	—	—	25,966
Investment management fees	—	17,133	—	17,133
Net warehouse interest income (expense)	(126)	520	—	394
Placement fees and other interest income	—	59,559	5,585	65,144
Other revenues	32,074	19,846	(688)	51,232
Total revenues	$331,227	$271,897	$4,897	$608,021

Expenses
Personnel(1)	$225,909	$40,864	$48,965	$315,738
Amortization and depreciation	2,292	116,575	4,796	123,663
Provision (benefit) for credit losses	—	25,084	—	25,084
Interest expense on corporate debt	8,010	19,482	2,670	30,162
Indemnified and repurchased loan expenses	—	16,945	—	16,945
Other operating expenses	16,000	11,199	41,206	68,405
Total expenses	$252,211	$230,149	$97,637	$579,997
Income (loss) before taxes	$79,016	$41,748	$(92,740)	$28,024
Income tax expense (benefit)	20,466	10,813	(24,021)	7,258
Net income (loss) before noncontrolling interests and temporary equity holders	$58,550	$30,935	$(68,719)	$20,766
Less: net income (loss) from noncontrolling interests	$—	986	—	$986
Less: net income (loss) attributable to temporary equity holders	903	—	—	903
Walker & Dunlop net income (loss)	$57,647	$29,949	$(68,719)	$18,877

Total assets	$2,003,230	$2,455,813	$434,561	$4,893,604
Diluted EPS	$1.68	$0.87	$(2.00)	$0.55
Operating margin	24%	15%	(1,894)%	5%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the six months ended June 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$139,061	$1,629	$—	$140,690
Fair value of expected net cash flows from servicing, net of guaranty obligation	80,964	—	—	80,964
Servicing fees	—	165,914	—	165,914
Property sales broker fees	28,485	—	—	28,485
Investment management fees	—	17,259	—	17,259
Net warehouse interest income (expense)	(2,546)	—	—	(2,546)
Placement fees and other interest income	—	62,273	6,924	69,197
Other revenues	29,397	25,563	1,684	56,644
Total revenues	$275,361	$272,638	$8,608	$556,607

Expenses
Personnel(1)	$202,907	$42,289	$38,082	$283,278
Amortization and depreciation	2,287	110,380	3,890	116,557
Provision (benefit) for credit losses	—	5,532	—	5,532
Interest expense on corporate debt	8,655	20,741	2,885	32,281
Indemnified and repurchased loan expenses	—	1,540	—	1,540
Other operating expenses	11,544	12,442	41,815	65,801
Total expenses	$225,393	$192,924	$86,672	$504,989
Income (loss) before taxes	$49,968	$79,714	$(78,064)	$51,618
Income tax expense (benefit)	14,466	23,079	(22,601)	14,944
Net income (loss) before noncontrolling interests	$35,502	$56,635	$(55,463)	$36,674
Less: net income (loss) from noncontrolling interests	—	(32)	—	(32)
Walker & Dunlop net income (loss)	$35,502	$56,667	$(55,463)	$36,706

Total assets	$1,851,055	$2,337,205	$486,780	$4,675,040
Diluted EPS	$1.04	$1.65	$(1.62)	$1.07
Operating margin	18%	29%	(907)%	9%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill by reportable segments as of and for the six months ended June 30, 2026 and 2025 follows:

	As of and for the six months ended June 30,
(in thousands)	2026			2025
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710
Additions from acquisitions	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$95,000	$—	$95,000	$95,000	$—	$95,000
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$95,000	$—	$95,000

Goodwill	$429,189	$439,521	$868,710	$429,189	$439,521	$868,710
(1)	For all the periods presented, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the six months ended June 30, 2026 and 2025 follows:

	As of and for the six months ended
	June 30,
Roll Forward of Other Intangible Assets (in thousands)	2026	2025
Beginning balance	$141,877	$156,893
Amortization	(7,508)	(7,508)
Ending balance	$134,369	$149,385

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of June 30, 2026 and December 31, 2025:

Components of Other Intangible Assets (in thousands)	June 30, 2026	December 31, 2025
Gross value	$203,198	$208,782
Accumulated amortization	(68,829)	(66,905)
Net carrying value	$134,369	$141,877

The expected amortization of other intangible assets shown on the Condensed Consolidated Balance Sheet as of June 30, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Six Months Ending December 31,	Amortization
2026	$7,508
Year Ending December 31,
2027	$15,016
2028	15,016
2029	14,952
2030	14,946
2031	14,257
Thereafter	52,674
Total	$134,369

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities on the Condensed Consolidated Balance Sheets, for the six months ended June 30, 2026 and 2025 follows:

	As of and for the six months ended
	June 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2026	2025
Beginning balance	$9,663	$30,537
Accretion	29	81
Fair value adjustments	106	—
Payments	(8,646)	(10,954)
Ending balance	$1,152	$19,664

The contingent consideration liabilities presented in the table above relate to acquisitions of investment sales brokerage companies and other acquisitions, all completed over the past several years. The contingent consideration for each of the acquisitions may be earned over various lengths of time after each acquisition, with a maximum earnout period of five years, provided certain revenue targets and other metrics have been met. The last of the earnout periods related to the contingent consideration ends in the third quarter of 2027.

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

●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fix and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Loans Held for Sale—All loans held for sale presented on the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades and typically have maturities of 90 days or less. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency mortgage-backed securities (“Agency MBS”) using third-party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on pledged securities are included in NOTE 12.
●	Real estate held for sale—The Company classifies its (i) OREO asset and other asset, net that were acquired from repurchases and indemnifications and (ii) its other real estate obtained from an acquisition several years ago (all included as components of Other assets on the Condensed Consolidated Balance Sheets) as real estate held for sale and carries these assets at fair value on the Condensed Consolidated Balance Sheets. These assets were classified as held for use as of December 31, 2025 and as a result were not recorded at fair value on a recurring basis. They were reclassified as held for sale as of June 30, 2026 and accordingly recorded at fair value on a recurring basis. The Company utilizes property valuations to determine the fair value of these assets, which may incorporate standard appraisals and/or internal Company discounted cash flows (“DCF”) valuations based on projected unobservable inputs such as capitalization rates (“cap rates”), net operating income (“NOI”), vacancy rates, bad debt expense, and rental rates. When the Company determines the property valuation using an internal model, it maximizes the use of its historical experience with the property and market data from well-recognized data providers. The Company may also benchmark its historical experience with external data sources to assess the reasonableness of its inputs and assumptions. As of June 30, 2026, the valuations were based on appraisals or contractual sales prices. These valuations based on appraisals are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations. The valuation for the other asset is based on an executed contractual sales price as of June 30, 2026 and is considered Level 2 by the Company as it incorporates observable inputs and has no judgment around the probability of the occurrence of the sale (the asset was sold in the third quarter of 2026).
●	Loans held for investment, net—The Company initially recognizes indemnified and repurchased loans at fair value and classifies them as loans held for investment (included as components of Other assets on the Condensed Consolidated Balance Sheets). After initial recognition, the indemnified and repurchased loans are carried at amortized cost basis, net of allowance. The Company utilizes property valuations to determine the fair value of these loans when they are nonperforming, which may incorporate standard appraisals and/or internal Company DCF valuations based on projected unobservable inputs such as cap rates, NOI, vacancy rates, bad debt expense, and rental rates. When the Company determines the property valuation using an internal model, it maximizes the use of its historical experience with the property and market data from well-recognized data providers. The Company may also benchmark its historical experience with external data sources to assess the reasonableness of its inputs and assumptions. As of June 30, 2026, the valuations were based on appraisals. These valuations are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
June 30, 2026
Assets
Loans held for sale	$—	$1,382,958	$—	$1,382,958
Pledged securities	17,272	217,253	—	234,525
Derivative assets	—	32,699	—	32,699
Real estate held for sale(1)	—	22,460	34,982	57,442
Total	$17,272	$1,655,370	$34,982	$1,707,624

Liabilities
Derivative liabilities	$—	$8,568	$—	$8,568
Corporate notes payable —Senior Notes	—	393,454	—	393,454
Total	$—	$402,022	$—	$402,022

December 31, 2025
Assets
Loans held for sale	$—	$1,436,350	$—	$1,436,350
Pledged securities	22,288	202,666	—	224,954
Derivative assets	—	27,216	—	27,216
Total	$22,288	$1,666,232	$—	$1,688,520

Liabilities
Derivative liabilities	$—	$1,718	$—	$1,718
Corporate notes payable —Senior Notes	—	400,927	—	400,927
Contingent consideration liabilities(2)	—	—	9,663	9,663
Total	$—	$402,645	$9,663	$412,308
(1)	The “Roll Forward of Level 3 Real Estate Held for Sale” table below has a detailed roll forward of the Level 3 assets as of June 30, 2026.
(2)	Contingent Consideration Liabilities were immaterial as of June 30, 2026. NOTE 9 of the 2025 Form 10-K contains a description of the valuations methodology related to this Level 3 liability as of December 31, 2025. The “Roll Forward of Contingent Consideration Liabilities” in NOTE 9 contains a detailed roll forward of this Level 3 liability.

There were no transfers between any of the levels within the fair value hierarchy during the six months ended June 30, 2025. During the three and six months ended June 30, 2026, the Company transferred a fair value measurement from Level 3 to Level 2. Real estate held for sale was measured using an appraisal as of March 31, 2026 (a Level 3 fair value measurement) but was measured based on contractual sales price (a Level 2 measurement) as of June 30, 2026.

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033.

A roll forward of derivative instruments is presented below for the three and six months ended June 30, 2026 and 2025:

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
Derivative Assets and Liabilities, net (in thousands)	2026	2025	2026	2025
Beginning balance	$39,524	$11,635	$25,498	$29,260
Settlements	(156,103)	(122,935)	(277,382)	(214,752)
Realized gains (losses) recorded in earnings(1)	116,579	111,300	251,884	185,492
Unrealized gains (losses) recorded in earnings(1)(2)	24,131	36,162	24,131	36,162
Ending balance	$24,131	$36,162	$24,131	$36,162
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income.
(2)	Unrealized gain (loss) from designated derivatives is recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

A summary of the Company’s real estate held for sale as of and for the three and six months ended June 30, 2026 follows:

	As of and for the three months ended	As of and for the six months ended
Roll Forward of Level 3 Real Estate Held for Sale (in thousands)	June 30, 2026	June 30, 2026
Beginning balance(1)	$37,342	$—
Additions and transfers from real estate held for use	24,280	63,160
Transfers from Level 3 to Level 2	(24,124)	(24,124)
Impairment(2)	(2,516)	(4,054)
Ending balance	$34,982	$34,982
(1)	As of and for the year ended December 31, 2025, the Company did not hold its real estate assets as held for sale and thus did not record their fair values on a recurring basis.
(2)	Included as a component of Other operating expenses on the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of June 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average
Real estate held for sale	$34,982	Income capitalization	Cap rate	5.75% - 6.25%	6.06%
			NOI	$766 - $1,508	$1,227
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of June 30, 2026 and December 31, 2025 are presented below:

		June 30, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$160,858	$160,858	$299,315	$299,315
Restricted cash	Level 1	25,782	25,782	22,772	22,772
Pledged securities	Level 1 & 2	234,525	234,525	224,954	224,954
Loans held for sale	Level 2	1,382,958	1,382,958	1,436,350	1,436,350
Loans held for investment, net(1)(2)	Level 3	113,983	113,983	77,769	77,769
Derivative assets(1)	Level 2	32,699	32,699	27,216	27,216
Total financial assets		$1,950,805	$1,950,805	$2,088,376	$2,088,376

Financial Liabilities:
Derivative liabilities(3)	Level 2	$8,568	$8,568	$1,718	$1,718
Secured borrowings(3)	Level 2	133,055	133,055	83,402	83,402
Warehouse notes payable(4)	Level 2	1,384,282	1,384,708	1,420,272	1,420,662
Corporate notes payable(4)(5)	Level 2	820,948	837,829	829,218	847,552
Total financial liabilities		$2,346,853	$2,364,160	$2,334,610	$2,353,334
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Comprised primarily of loans with collateral-based reserves and loans with variable interest rates.
(3)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(4)	Carrying value includes unamortized debt issuance costs.
(5)	Carrying value includes unamortized debt discount.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of June 30, 2026 and December 31, 2025:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
June 30, 2026
Undesignated derivatives
Rate lock commitments	$531,105	$29,737	$430	$30,167	$30,167	$—	$—
Forward sale contracts	1,908,224	—	510	510	2,532	(2,022)	—
Loans held for sale(3)	1,377,119	6,779	(940)	5,839	—	—	5,839
Total undesignated derivatives		$36,516	$—	$36,516	$32,699	$(2,022)	$5,839
Designated derivatives
Interest rate swap	400,000	—	(6,546)	(6,546)	—	(6,546)	—
Senior Notes(4)	400,000	—	6,546	6,546	—	—	6,546
Total designated derivatives		$—	$—	$—	$—	$(6,546)	$6,546
Total		$36,516	$—	$36,516	$32,699	$(8,568)	$12,385

December 31, 2025
Undesignated derivatives
Rate lock commitments	$374,384	$18,673	$(1,546)	$17,127	$17,608	$(481)	$—
Forward sale contracts	1,804,114	—	7,444	7,444	8,681	(1,237)	—
Loans held for sale(3)	1,429,730	12,518	(5,898)	6,620	—	—	6,620
Total undesignated derivatives		$31,191	$—	$31,191	$26,289	$(1,718)	$6,620
Designated derivatives
Interest rate swap	400,000	—	927	927	927	—	—
Senior Notes(4)	400,000	—	(927)	(927)	—	—	(927)
Total designated derivatives		$—	$—	$—	$927	$—	$(927)
Total		$31,191	$—	$31,191	$27,216	$(1,718)	$5,693
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Corporate notes payable on the Condensed Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended June 30,		For the six months ended June 30,
EPS Calculations (in thousands, except per share amounts)	2026	2025	2026	2025
Calculation of basic EPS
Walker & Dunlop net income	$3,006	$33,952	$18,877	$36,706
Less: dividends and undistributed earnings allocated to participating securities	(152)	790	512	877
Net income applicable to common stockholders	$3,158	$33,162	$18,365	$35,829
Weighted-average basic shares outstanding	33,263	33,358	33,328	33,311
Basic EPS	$0.09	$1.00	$0.55	$1.08

Calculation of diluted EPS
Net income applicable to common stockholders	$3,158	$33,162	$18,365	$35,829
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—	(1)	—
Net income allocated to common stockholders	$3,158	$33,162	$18,364	$35,829
Weighted-average basic shares outstanding	33,263	33,358	33,328	33,311
Add: weighted-average diluted non-participating securities	12	13	15	22
Weighted-average diluted shares outstanding	33,275	33,371	33,343	33,333
Diluted EPS	$0.09	$0.99	$0.55	$1.07

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. For the three and six months ended June 30, 2026, 968 thousand average restricted shares and 843 thousand average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and six months ended June 30, 2025, 508 thousand average restricted shares and 377 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares, was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2026, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 26, 2026 (the “2026 Stock Repurchase Program”). During the three months ended March 31, 2026, the Company repurchased 283 thousand shares under the 2026 Stock Repurchase Program at a weighted-average price of $47.13 per share and immediately retired the shares, reducing stockholders’ equity by $13.3 million. The Company did not repurchase any shares under the 2026 Stock Repurchase Program during the three months ended June 30, 2026. As of June 30, 2026, the Company had $61.7 million of authorized share repurchase capacity remaining under the 2026 Stock Repurchase Program.

During each of the three months ended March 31 and June 30, 2026, the Company paid a dividend of $0.68 per share. On August 5, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the third quarter of 2026. The dividend will be paid on September 3, 2026 to all holders of record of the Company’s restricted and unrestricted common stock as of August 20, 2026.

The Company awarded $5.5 million and $6.1 million of stock to settle compensation liabilities, a non-cash transaction, for the six months ended June 30, 2026 and 2025, respectively.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of June 30, 2026. The majority of the loans for which the Company has risk-sharing are Tier 2 loans.

The Company is in compliance with the June 30, 2026 collateral requirements as outlined above. As of June 30, 2026, reserve requirements for the DUS loan portfolio will require the Company to fund $89.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of June 30, 2026. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk-sharing. As of June 30, 2026, the net worth requirement was $357.4 million, and the Company's net worth, as defined in the requirements, was $941.0 million, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2026, the Company was required to maintain at least $71.0 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $128.5 million as of June 30, 2026, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of June 30, 2026 and 2025, and December 31, 2025 and 2024:

	June 30,		December 31,
Pledged Securities (in thousands)	2026	2025	2025	2024
Restricted cash	$1,155	$1,176	$17,419	$3,015
Money market funds	16,117	16,790	4,869	20,457
Total pledged cash and cash equivalents	$17,272	$17,966	$22,288	$23,472
Agency MBS	217,253	200,469	202,666	183,432
Total pledged securities, at fair value	$234,525	$218,435	$224,954	$206,904

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

Company’s 2025 Form 10-K. The following table provides additional information related to the Agency MBS as of June 30, 2026 and December 31, 2025:

Fair Value and Amortized Cost of Agency MBS (in thousands)	June 30, 2026	December 31, 2025
Fair value	$217,253	$202,666
Amortized cost	215,588	200,469
Total gains for securities with net gains in AOCI	2,745	3,247
Total losses for securities with net losses in AOCI	(1,080)	(1,050)
Fair value of securities with unrealized losses	146,022	124,684

Pledged securities with a fair value of $98.1 million, an amortized cost of $99.2 million, and a net unrealized loss of $1.1 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	June 30, 2026
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$—	$—
After one year through five years	99,280	98,948
After five years through ten years	108,442	107,531
After ten years	9,531	9,109
Total	$217,253	$215,588

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

As of June 30, 2026 and December 31, 2025, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included on the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$396	$439
Restricted cash	2,120	2,452
Receivables, net	31,532	27,570
Other assets	11,239	7,257
Total assets of consolidated VIEs	$45,287	$37,718

Liabilities:
Other liabilities	$13,748	$9,888
Total liabilities of consolidated VIEs	$13,748	$9,888

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included on the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	June 30, 2026	December 31, 2025
Assets
Committed investments in tax credit equity	$170,671	$241,401
Other assets: Equity-method investments	97,770	93,018
Total interests in nonconsolidated VIEs	$268,441	$334,419

Liabilities
Commitments to fund investments in tax credit equity	$174,093	$219,949
Total commitments to fund nonconsolidated VIEs	$174,093	$219,949

Maximum exposure to losses(1)(2)	$268,441	$334,419
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure of loss is not representative of the actual loss, if any, that the Company may incur.

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

Business

Overview

Walker & Dunlop operates one of the largest commercial real estate capital markets and finance platforms in the United States, with a growing international capital markets business. We are focused on originating, selling, and servicing loans, with a market-leading position in the U.S. multifamily sector. Our longstanding multifamily focus has established us as one of the largest multifamily property sales brokerage platforms in the U.S., and perennially as one of the largest lenders for Fannie Mae and Freddie Mac (collectively, the “GSEs”), and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”) (collectively, the “Agencies”). We also provide investment management and other ancillary services to commercial real estate owners and investors.

Our business is driven by two primary sources of revenues:

(i)	Transaction-related revenues, which includes loan origination and debt brokerage fees, property sales fees, and other revenues earned when we facilitate financing or execute transactions for our customers. These revenues are influenced by market conditions and commercial real estate transaction activity.
(ii)	Recurring fee-based revenues, which includes loan servicing fees, asset management fees, and related income streams generated from our loan servicing portfolio and assets under management. These revenues are contractual in nature, more stable than transaction-related revenues, and largely tied to the size and composition of our loan servicing portfolio and assets under management.

A core element of our strategy is to convert transaction activity into contractual, long-duration, recurring revenue streams. When we originate loans—particularly through Agency programs—we typically retain the right to service those loans, which increases the size of our commercial real estate loan servicing portfolio, and generates ongoing cash flows over the life of the loan. Our strategy has established Walker & Dunlop as the sixth largest commercial real estate loan servicer in the U.S. As of June 30, 2026, we serviced $145.8 billion of commercial real estate loans (primarily multifamily) that provide durable, largely prepayment protected cash flows. This servicing platform is a foundational component of our business that supports our ability to invest in growth initiatives.

Business Mix and Growth Strategy

Our business is currently driven primarily by our multifamily-focused lending, brokerage, property sales and servicing activities in the United States. These operations benefit from our long-standing relationships with the Agencies and other institutional capital providers, as well as our scale within the multifamily sector.

Over the past several years, we have been investing in expanding and diversifying our service offerings to commercial real estate owners and investors, including appraisal, valuation, research, investment banking, and additional investment management services. We have also been expanding our lending, brokerage and property sales capabilities across other commercial real estate asset classes, including hospitality, industrial, and digital infrastructure and expanding our presence and service offerings in Europe to better serve many of our institutional clients that operate global investment strategies. These initiatives represent long-term growth opportunities. Many of these businesses are currently operating at or near break-even as we continue to invest in their development. As a result, our near-term financial performance continues to be driven predominantly by our core multifamily lending, brokerage, property sales services, loan servicing, and investment management platforms.

We are also investing in proprietary technology and software solutions to improve the efficiency of our business model, enhance our competitive position and support the long-term evolution of our business. These investments are designed to increase our touchpoints with current and prospective clients, improve the delivery and scalability of our existing and future services, and drive operating efficiencies across our business. As advancements in artificial intelligence and related technologies continue to reshape financial and real estate services, we believe it is critical to invest proactively to ensure we remain an essential partner to our clients and well-positioned within the evolving transaction ecosystem. Our technology initiatives are intended to strengthen client engagement, improve data-driven decision-making, and enhance our ability to originate transactions and continue growing our servicing and asset management platforms over time.

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

Appraisal and Valuation Services

We offer multifamily appraisal and valuation services. We leverage technology and data science to dramatically improve the consistency, transparency, and speed of multifamily property appraisals in the U.S. through our proprietary technology and provide appraisal services to a client list that includes many national commercial real estate lenders. We also provide quarterly and annual valuation services to some of the largest institutional commercial real estate investors in the country. The growth strategy has resulted in an increase in our market share of the appraisal market over the past several years. Additionally, these valuation specialists provide support for and insight to our Agency lending and property sales professionals. We offer our appraisal and valuation services through our subsidiary, Apprise.

Servicing & Asset Management (“SAM”)

SAM focuses on servicing and asset-managing the portfolio of loans we originate and sell to the Agencies, broker to certain life insurance companies and other third-party capital providers, originate loans through our principal lending and investing activities, and manage through our tax credit equity funds focused on the affordable housing sector and other commercial real estate. We earn servicing fees for overseeing the loans in our servicing portfolio and asset management fees for the capital invested in our funds. Additionally, we earn revenue through net interest income on the loans held for investment and the associated warehouse interest expense. The primary services within SAM are described below. For additional information on our SAM services, refer to Item 1. Business in our 2025 Form 10-K.

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

We have risk-sharing obligations on substantially all loans we originate under the Fannie Mae DUS program. When a Fannie Mae DUS loan is subject to full risk-sharing, we absorb losses on the first 5% of the unpaid principal balance (“UPB”) of a loan at the time of loss settlement, and above 5% we share a percentage of the loss with Fannie Mae, with our maximum loss capped at 20% of the original unpaid principal balance of the loan (subject to increasing up to 100% of the loss if the loan does not meet specific underwriting criteria or if the loan defaults within 12 months of its sale to Fannie Mae). Our full risk-sharing is currently limited to loans up to $400 million, which equates to a maximum loss per loan of $80 million (such exposure would occur in the event that the underlying collateral is determined to be completely without value at the time of loss). For loans in excess of $400 million, we receive modified risk-sharing. We also may request modified risk-sharing at the time of origination on loans below $400 million, which reduces our potential risk-sharing losses from the levels described above if we do not believe that we are being fully compensated for the risks of the transactions. The full risk-sharing limit has varied over time. Accordingly, loans originated in prior years may have been subject to modified risk-sharing losses at lower levels. In limited circumstances we have agreed, and may in the future agree, with Fannie Mae to increase our loss sharing up to 100% of a loan’s UPB in lieu of the risk-sharing agreement described above.

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

Investment Management

We are the operator of a private commercial real estate investment adviser focused on the management of senior debt, mezzanine debt, preferred equity, and joint venture (“JV”) equity investments in commercial real estate funds. Our current regulatory assets under management (“AUM”) is $2.6 billion, primarily consisting of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII (the “Equity Funds”) and two credit funds, Debt Fund I and Debt Fund II (the “Debt Funds” and, together with the Equity Funds, the “Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. We receive management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, we receive a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Funds and certain separate accounts. We offer these investment management services through our subsidiary, WDIP.

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

The weighted-average annual loss rate is calculated using a ten-year look-back period, utilizing the average portfolio balance and settled losses for each year. A ten-year lookback period is used as we believe this period of time includes sufficiently different economic conditions to generate a reasonable estimate of expected results in the future, given the relatively long-term nature of the current portfolio. As the weighted-average annual loss rate utilizes a rolling ten-year look-back period, the loss rate used in the estimate often changes as loss data from earlier periods in the look-back period continue to roll off as new loss data are added. For example, in the first quarter of 2024, loss data from earlier periods in the look-back period with significantly higher losses rolled off and were replaced with more recent loss data with fewer losses, resulting in the weighted-average historical annual loss rate changing from 0.6 basis points to 0.3 basis points. However, over the past two years, there has been no volatility in the historical annual loss rate.

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

We believe our property valuations are reasonable and in line with those a market participant would develop. However, actual sales prices for these properties may differ from the estimates used by management. Additionally, significant changes in the assumptions or judgments would have a significant impact on our reserves and impairment analyses and thus our reported financial results. As noted above, with respect to the property valuations and associated reserves for our risk-sharing portfolio, we have not experienced significant changes from the time of initial reserve and final settlement. However, with respect to properties used to calculate reserves on repurchased loans, impairment analyses for real estate HFU, and carrying value of real estate HFS, we have never disposed of a property.

Goodwill. As of both June 30, 2026 and December 31, 2025, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates, and other factors.

Overview of Current Business Environment

During the second quarter of 2026, the U.S. macroeconomic environment remained constructive but became increasingly uneven and uncertain due to geopolitical risks and their impact on inflation and long-term interest rates, shown more fully in the graphs below.

Inflation reaccelerated during the quarter, driven largely by higher energy prices, with the Consumer Price Index (“CPI”) rising 4.2% year over year in May 2026, a 12 month high, and core CPI rising 2.9%. The labor market remained relatively stable though as unemployment fell to a twelve-month low of 4.2% for June 2026, while payroll growth moderated as evidenced by non-farm payroll growth of 57,000 in June 2026. Overall, the increased uncertainty caused by geopolitical tensions has driven the path of long-term interest rates significantly higher throughout the second quarter of 2026, where rates have remained into the third quarter. Meanwhile, Fed Funds has remained steady since December 2025, as the Federal Reserve maintained the federal funds target range at 3.50% to 3.75% at its June 2026 meeting, reflecting a continued data-dependent monetary policy stance amid geopolitical uncertainty and resulting elevated inflation.

Elevated interest rates and uncertainty surrounding the inflation outlook is impacting borrowing costs, leverage, asset valuations, and transaction timing across commercial real estate markets.

Within commercial real estate, the capital markets remained bifurcated. The availability of multifamily debt capital broadened through Agency, securitization, and private-debt channels, while equity investment opportunities and property-sales activity remained comparatively subdued. Execution continued to be selective and sensitive to asset quality, market, sponsorship, basis, and the alignment of buyer and seller pricing expectations. Refinancing requirements also remained significant, with approximately 17%, or $875 billion, of outstanding commercial mortgage balances scheduled to mature during 2026. We believe these maturities should continue to create financing and transaction opportunities, although interest-rate volatility may periodically delay execution.

In the multifamily sector, demand strengthened meaningfully during the second quarter. More than 187,000 units were absorbed nationally during the quarter, compared with approximately 77,700 units delivered, helping occupancy increase to 95.5%. Annual deliveries declined to approximately 340,200 units for the 12 months ended June 30, 2026, marking the sixth consecutive quarter of declining annual supply following the peak in late 2024. Effective asking rents increased 1.4% during the quarter but remained 0.2% below year-earlier levels, and concessions remained widespread. Performance also continued to vary materially by geography, with supply-constrained coastal and Midwest markets generally outperforming markets in the South and portions of the Sun Belt where elevated supply maintained pressure on rents and occupancy.

U.S. Census data indicates that, in June 2026, starts for buildings with five units or more were at a seasonally adjusted annual rate of 513,000, while permits for buildings with five units or more were 445,000 and completions were 413,000. Although the monthly construction series can be volatile, the continued moderation in multifamily permitting relative to recent peak levels, together with declining annual deliveries, supports our view that multifamily supply growth should continue to moderate as the existing development pipeline is completed. However, the substantial inventory of recently delivered units in lease-up is expected to continue creating competitive pressure in certain supply-heavy markets over the near term.

As of the end of the second quarter of 2026, we believe the multifamily market remained in a transition period characterized by improving debt liquidity, stronger seasonal demand, slowing new supply, moderate annual rent growth, and significant variation in performance across markets. In this environment, asset performance and transaction execution are increasingly driven by local supply-and-demand fundamentals, affordability, sponsorship quality, basis, and access to capital. We believe these conditions continue to create opportunities for well-capitalized and experienced market participants, particularly in Agency lending, debt brokerage, loan servicing, and selective property-sales activity.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Transaction Volume (in thousands)
Debt Financing Volume	$12,534,203	$11,638,225	$24,284,565	$16,834,867
Property Sales Volume	1,897,246	2,313,585	3,807,546	4,152,875
Total Transaction Volume	$14,431,449	$13,951,810	$28,092,111	$20,987,742

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	1%	15%	5%	9%
Return on equity	1	8	2	4
Walker & Dunlop net income	$3,006	$33,952	$18,877	$36,706
Adjusted EBITDA(1)	62,129	76,811	135,911	141,777
Diluted EPS	0.09	0.99	0.55	1.07

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	53%	51%	52%	51%
Other operating expenses	12	10	11	12

	As of June 30,
Managed Portfolio (in thousands)	2026	2025
Servicing Portfolio	$145,798,848	$137,349,124
Assets under management	18,674,671	18,623,451
Total Managed Portfolio	$164,473,519	$155,972,575
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following table presents a period-to-period comparison of our financial results for the three- and six-month periods ended June 30, 2026 and 2025.

FINANCIAL RESULTS

CONSOLIDATED

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$92,893	$94,309	$(1,416)	(2)%	$181,425	$140,690	$40,735	29%
Fair value of expected net cash flows from servicing, net of guaranty obligation	47,817	53,153	(5,336)	(10)	94,590	80,964	13,626	17
Servicing fees	86,700	83,693	3,007	4	172,137	165,914	6,223	4
Property sales broker fees	12,787	14,964	(2,177)	(15)	25,966	28,485	(2,519)	(9)
Investment management fees	6,907	7,577	(670)	(9)	17,133	17,259	(126)	(1)
Net warehouse interest income (expense)	369	(1,760)	2,129	(121)	394	(2,546)	2,940	(115)
Placement fees and other interest income	32,440	35,986	(3,546)	(10)	65,144	69,197	(4,053)	(6)
Other revenues	26,777	31,318	(4,541)	(14)	51,232	56,644	(5,412)	(10)
Total revenues	$306,690	$319,240	$(12,550)	(4)	$608,021	$556,607	$51,414	9

Expenses
Personnel	$162,909	$161,888	$1,021	1%	$315,738	$283,278	$32,460	11%
Amortization and depreciation	60,699	58,936	1,763	3	123,663	116,557	7,106	6
Provision (benefit) for credit losses	20,966	1,820	19,146	1,052	25,084	5,532	19,552	353
Interest expense on corporate debt	15,260	16,767	(1,507)	(9)	30,162	32,281	(2,119)	(7)
Indemnified and repurchased loan expenses	6,884	683	6,201	908	16,945	1,540	15,405	1,000
Other operating expenses	37,898	32,772	5,126	16	68,405	65,801	2,604	4
Total expenses	$304,616	$272,866	$31,750	12	$579,997	$504,989	$75,008	15
Income before taxes	$2,074	$46,374	$(44,300)	(96)	$28,024	$51,618	$(23,594)	(46)
Income tax expense (benefit)	(764)	12,425	(13,189)	(106)	7,258	14,944	(7,686)	(51)
Net income before noncontrolling interests and temp equity holders	$2,838	$33,949	$(31,111)	(92)	$20,766	$36,674	$(15,908)	(43)
Less: net income (loss) from noncontrolling interests	12	(3)	15	(500)	986	(32)	1,018	(3,181)
Less: net income (loss) attributable to temp equity holders	(180)	—	(180)	N/A	903	—	903	N/A
Walker & Dunlop net income	$3,006	$33,952	$(30,946)	(91)	$18,877	$36,706	$(17,829)	(49)

Quarterly Results

Total revenues decreased to $306.7 million, down 4%. Although total transaction volumes were up 3% this quarter, the mix of business shifted from Agency transactions to a relatively higher proportion of brokered transactions. The shift in mix drove Loan origination and debt brokerage fees, net (‘Origination fees”) and Fair value of expected net cash flow from servicing, net of guaranty obligation (“MSR Income”) lower. Revenues also benefitted from the 6% growth in the servicing portfolio year over year, to $145.8 billion, which increased servicing fee revenue 4%. This benefit from Servicing fees was offset by both lower (i) Placement fees and other interest income, which is directly tied to short-term interest rates which declined 83 basis points from the same period last year and (ii) Other revenues due to a decline income from our affordable development joint ventures this year compared to the same period last year.

Total expenses increased to $304.6 million, up 12%, primarily due to Provision (benefit) for credit losses and Indemnified and repurchased loan expenses. The charges this quarter were concentrated in loans associated with a small number of fraudulent sponsors previously identified and were largely driven by two events. First, a portfolio of previously repurchased loans defaulted during the quarter. We indemnified one of the GSEs on these loans in the fourth quarter of 2025, and the loans were performing until early in the second quarter of 2026. Upon default, we updated our property level inspections, and increased our loss estimates by $11.8 million to reflect the estimated fair value of the underlying collateral. Second, Fannie Mae notified us of underwriting concerns associated with two loans totaling $15.9 million. These loans previously defaulted in 2025, and we recognized a provision for credit losses at that time based on the estimated values of the underlying collateral and our risk sharing agreement in place. Rather than repurchase the loans from Fannie Mae, we agreed to increase our loss sharing on the loans, updated our estimated fair value of the underlying collateral, and recognized an additional provision for credit losses of $5.8 million during the second quarter of 2026. Additionally, we had increased costs of $4.5 million associated with operating these loans. Lastly, Other operating expenses increased primarily due to a reclass to professional fees to reflect an amendment to a contractual relationship that were previously reported in Personnel expense.

Income tax expense (benefit) decreased from expense in 2025 to benefit in 2026 due to lower income before taxes and a lower estimated annual effective tax rate largely driven by higher low-income housing tax credits becoming available in the second quarter of 2026.

Year-to-date Results

Total revenues increased to $608.0 million, up 9%, driven by a 34% increase in total transaction volume year over year. The increase in transaction volume was driven by a significant increase in brokered transactions, and a moderate increase in our Agency lending volume. The growth in transaction volume drove increases in Origination fees and MSR income. Revenues also benefitted from the 6% growth in the servicing portfolio, which drove a $6.2 million increase in Servicing fees. This benefit from Servicing Fees was offset by both lower (i) Placement fees and other interest income, which is directly tied to short-term interest rates, which declined 79 basis points year over year and (ii) Other revenues due to a decline in income from our affordable development joint ventures this year compared to the same period last year.

Total expenses increased to $580.0 million, up 15%, due to a $32.5 million increase in Personnel expense that was driven primarily by increased variable compensation costs associated with higher transaction revenue, and, to a lesser extent, increases in average headcount that drove higher fixed compensation costs. Year-to-date results were also impacted by the same credit-related expenses on legacy repurchased assets described in the Quarterly Results above. On a year-to-date basis, we recognized a $26.9 million increase in credit-related expenses, and a $6.8 million increase in costs to operate the assets following foreclosure.

Income tax expense (benefit) decreased due to the same factors that impacted the income tax expense (benefit) in the second quarter discussed above.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Walker & Dunlop Net Income to Adjusted EBITDA
Walker & Dunlop Net Income	$3,006	$33,952	$18,877	$36,706
Income tax expense (benefit)	(764)	12,425	7,258	14,944
Interest expense on corporate debt	15,260	16,767	30,162	32,281
Amortization and depreciation	60,699	58,936	123,663	116,557
Provision (benefit) for credit losses	20,966	1,820	25,084	5,532
Loan repurchase losses (1)	1,664	—	8,614	—
Net write-offs	—	—	(491)	—
Stock-based compensation expense	9,115	6,064	17,334	12,506
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	—	—	4,215
MSR income	(47,817)	(53,153)	(94,590)	(80,964)
Adjusted EBITDA	$62,129	$76,811	$135,911	$141,777
(1)	Presented as a component of Indemnified and repurchased loan expenses in the Condensed Consolidated Statements of Income.
(2)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

ADJUSTED EBITDA – CONSOLIDATED

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Loan origination and debt brokerage fees, net	$92,893	$94,309	$(1,416)	(2)%	$181,425	$140,690	$40,735	29%
Servicing fees	86,700	83,693	3,007	4	172,137	165,914	6,223	4
Property sales broker fees	12,787	14,964	(2,177)	(15)	25,966	28,485	(2,519)	(9)
Investment management fees	6,907	7,577	(670)	(9)	17,133	17,259	(126)	(1)
Net warehouse interest income (expense)	369	(1,760)	2,129	(121)	394	(2,546)	2,940	(115)
Placement fees and other interest income	32,440	35,986	(3,546)	(10)	65,144	69,197	(4,053)	(6)
Other revenues	26,777	31,318	(4,541)	(14)	51,232	56,644	(5,412)	(10)
Personnel	(153,794)	(155,824)	2,030	(1)	(298,404)	(270,772)	(27,632)	10
Indemnified and repurchased loan expenses	(5,220)	(683)	(4,537)	664	(8,331)	(1,540)	(6,791)	441
Other operating expenses	(37,898)	(32,772)	(5,126)	16	(68,405)	(61,586)	(6,819)	11
Net (income) loss from noncontrolling interests and temporary equity holders	168	3	165	5,500	(1,889)	32	(1,921)	(6,003)
Adjusted EBITDA	$62,129	$76,811	$(14,682)	(19)	$135,911	$141,777	$(5,866)	(4)

Quarterly Results

Adjusted EBITDA decreased $14.7 million driven by lower earnings from our affordable development joint ventures quarter over quarter, a decrease in Placement fees and other interest income which is directly correlated to lower short-term interest rates, and the aforementioned increase in the cost to operate assets collateralizing repurchased loans.

Year-to-date Results

Adjusted EBITDA decreased $5.9 million driven by higher transaction revenues, net of variable commission costs tied directly to those revenues, which were offset by an increase in the cost of operating assets collateralizing repurchased loans and a decrease in Other revenue from the aforementioned affordable joint venture investments.

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

Cash Flows from Financing Activities

We use our warehouse loan facilities and, when necessary, our corporate cash to fund loan closings, both for loans held for sale and loans held for investment. We believe that our current warehouse loan facilities are adequate to meet our loan origination needs. Historically, we used a combination of long-term debt and cash flows from operating activities to fund large acquisitions. Additionally, we repurchase shares, pay cash dividends, make long-term debt principal payments, and repay short-term borrowings on a regular basis. We issue stock primarily in connection with the vesting of employee stock awards and occasionally for acquisitions (non-cash transactions).

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table presents a period-to-period comparison of the significant components of cash flows for the six months ended June 30, 2026 and 2025.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the six months ended June 30,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Net cash provided by (used in) operating activities	$25,572	$(519,560)	$545,132	(105)%
Net cash provided by (used in) investing activities	(44,977)	(61,926)	16,949	(27)
Net cash provided by (used in) financing activities	(121,058)	546,356	(667,414)	(122)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period ("Total cash")	203,912	292,768	(88,856)	(30)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$52,611	$(567,620)	$620,231	(109)%
Net cash provided by (used in) operating activities, excluding loan origination activity	(27,039)	48,060	(75,099)	(156)

Cash flows from (used in) investing activities
Capital invested in equity-method investments	$(12,560)	$(16,792)	$4,232	(25)%
Other investing activities, net	10,010	2,884	7,126	247

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(42,432)	$559,042	$(601,474)	(108)%
Borrowings of corporate notes payable	—	398,875	(398,875)	(100)
Repayments of corporate notes payable	(2,250)	(329,606)	327,356	(99)
Repurchase of common stock	(19,398)	(9,232)	(10,166)	110
Debt issuance costs	(1,062)	(14,964)	13,902	(93)

Operating Activities

Net cash related to operating activities changed from net cash used in operating activities to net cash provided by operating activities primarily due to:

(i)	lower net cash used in Loan origination activity primarily attributable to deliveries outpacing originations in 2026 compared to 2025.
(ii)	higher cash used in Other activities primarily due timing of working capital needs driven by changes in receivables, other liabilities, and other assets.

Investing Activities

Net cash used in investing activities decreased primarily due to:

(i)	lower cash used Capital invested in equity-method investments due to fewer capital calls.
(ii)	higher cash provided in Other investing activities, net driven by higher distributions from equity-method investments.

Financing Activities

Net cash related to financing activities changed from net cash provided by financing activities to net cash used in financing activities primarily due to:

(i)	lower Net borrowings of warehouse notes payable due to deliveries outpacing originations.
(ii)	lower Net borrowings of corporate notes payable as we had more borrowings associated with the issuance of our Senior Notes in 2025, with no comparable activity in 2026.
(iii)	higher Repurchase of common stock primarily due to share repurchases executed as part of our share repurchase program during 2026 with no comparable activity in 2025

The change to net cash used was offset by lower Debt issuance costs paid due to the issuance of our Senior Notes and amendment of the Term Loan in 2025, with no comparable activity in 2026.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended				For the six months ended
Transaction Volume (in thousands)	June 30,		$	%	June 30,		$	%
Components of Debt Financing Volume	2026	2025	Change	Change	2026	2025	Change	Change
Fannie Mae	$3,087,806	$3,114,308	$(26,502)	(1)%	$4,641,705	$4,626,102	$15,603	0%
Freddie Mac	1,310,879	1,752,597	(441,718)	(25)	4,435,007	2,560,844	1,874,163	73
Ginnie Mae ̶ HUD	413,839	288,449	125,390	43	895,223	436,607	458,616	105
Brokered(1)	7,402,029	6,335,071	1,066,958	17	13,905,080	8,888,014	5,017,066	56
Total Debt Financing Volume	$12,214,553	$11,490,425	$724,128	6%	$23,877,015	$16,511,567	$7,365,448	45%
Property sales volume	1,897,246	2,313,585	(416,339)	(18)	3,807,546	4,152,875	(345,329)	(8)
Total Transaction Volume	$14,111,799	$13,804,010	$307,789	2%	$27,684,561	$20,664,442	$7,020,119	34%

Key Performance Metrics (dollars in thousands, except per share data)
Net income	$29,721	$33,142	(3,421)	(10)	$57,647	$35,502	22,145	62%
Adjusted EBITDA(2)	(917)	1,323	(2,240)	(169)	2,998	(12,004)	15,002	(125)
Diluted EPS	0.89	0.97	(0.08)	(8)	1.68	1.04	0.64	62
Operating margin	22%	26%			24%	18%

Key Revenue Metrics
Origination fees, as a percentage of total debt financing volume	0.74%	0.82%			0.75%	0.84%
MSR income, as a percentage of Agency debt financing volume	0.99	1.03			0.95	1.06

	For the three months ended		For the six months ended
	June 30,		June 30,
Debt Financing Volume by Product Type	2026	2025	2026	2025
Fannie Mae	25%	27%	19%	28%
Freddie Mac	11	15	19	15
Ginnie Mae ̶ HUD	3	3	4	3
Brokered	61	55	58	54

	For the three months ended		For the six months ended
	June 30,		June 30,
Mortgage Banking Details (basis points)	2026	2025	2026	2025
Origination Fee Rate (1)	74	82	75	84
Basis Point Change	(8)		(9)
Percentage Change	(10)%		(11)%
Agency MSR Rate (2)	99	103	95	106
Basis Point Change	(4)		(11)
Percentage Change	(4)%		(10)%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of Agency debt financing volume.

FINANCIAL RESULTS

CAPITAL MARKETS

	For the three months ended				For the six months ended
(in thousands)	June 30,		$	%	June 30,		$	%
Revenues	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$90,647	$93,764	$(3,117)	(3)%	$178,723	$139,061	$39,662	29%
MSR income	47,817	53,153	(5,336)	(10)	94,590	80,964	13,626	17
Property sales broker fees	12,787	14,964	(2,177)	(15)	25,966	28,485	(2,519)	(9)
Net warehouse interest income (expense)	140	(1,760)	1,900	(108)	(126)	(2,546)	2,420	(95)
Other revenues	17,395	12,670	4,725	37	32,074	29,397	2,677	9
Total revenues	$168,786	$172,791	$(4,005)	(2)	$331,227	$275,361	$55,866	20

Expenses
Personnel	$116,058	$116,441	$(383)	(0)%	$225,909	$202,907	$23,002	11%
Amortization and depreciation	1,146	1,146	—	—	2,292	2,287	5	0
Interest expense on corporate debt	4,025	4,468	(443)	(10)	8,010	8,655	(645)	(7)
Other operating expenses	10,530	5,309	5,221	98	16,000	11,544	4,456	39
Total expenses	$131,759	$127,364	$4,395	3	$252,211	$225,393	$26,818	12
Income (loss) before taxes	$37,027	$45,427	$(8,400)	(18)	$79,016	$49,968	$29,048	58
Income tax expense (benefit)	7,486	12,285	(4,799)	(39)	20,466	14,466	6,000	41
Net income (loss) before temporary equity holders	$29,541	$33,142	$(3,601)	(11)	$58,550	$35,502	$23,048	65
Less: net income (loss) attributable to temp equity holders	(180)	—	(180)	N/A	903	—	903	N/A
Net income (loss)	$29,721	$33,142	$(3,421)	(10)	$57,647	$35,502	$22,145	62

Quarterly Results

Total revenues decreased $4.0 million, down 2%, compared to the same quarter last year. Transaction volumes increased 2%, led by growth in brokered and HUD transactions, offset by declines in GSE lending and property sales transactions. The shift in mix of debt financing volume drove Origination fees and MSR income lower for the segment. The 15% decrease in property sales revenues was generally in line with 18% decrease in property sales transactions this quarter. Higher application and appraisal fees and investment banking revenue drove the increase in Other revenues.

Total expenses were up only 3% this quarter, or $4.4 million. The increase was driven by an increase in other professional fees tied to a brokerage relationship. Costs associated with this relationship were previously reported in Personnel expense and were reclassified to Other operating expenses this quarter to reflect an amendment to the contractual relationship.

Year-to-date Results

Total revenues increased $55.9 million, or 20%, driven by a 45% increase in debt financing volume year to date. Debt financing volume growth was led by brokered, Freddie Mac and HUD transactions. The overall growth in debt financing volume drove Origination fees and MSR income higher.

Total expenses increased $26.8 million, or 12%, largely associated with an increase in variable commission costs tied to origination fee growth. The aforementioned reclassification of the brokerage agreement also drove an increase in Other operating expenses on a year-to-date basis.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our CM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. CM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$29,721	$33,142	$57,647	$35,502
Income tax expense (benefit)	7,486	12,285	20,466	14,466
Interest expense on corporate debt	4,025	4,468	8,010	8,655
Amortization and depreciation	1,146	1,146	2,292	2,287
Stock-based compensation expense	4,522	3,435	9,173	6,786
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	—	—	1,264
MSR income	(47,817)	(53,153)	(94,590)	(80,964)
Adjusted EBITDA	$(917)	$1,323	$2,998	$(12,004)
(1)	Presented as a component of Other Operating Expenses on Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of CM adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

ADJUSTED EBITDA

CAPITAL MARKETS

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$90,647	$93,764	$(3,117)	(3)%	$178,723	$139,061	$39,662	29%
Property sales broker fees	12,787	14,964	(2,177)	(15)	25,966	28,485	(2,519)	(9)
Net warehouse interest income (expense)	140	(1,760)	1,900	(108)	(126)	(2,546)	2,420	(95)
Other revenues	17,395	12,670	4,725	37	32,074	29,397	2,677	9
Personnel	(111,536)	(113,006)	1,470	(1)	(216,736)	(196,121)	(20,615)	11
Other operating expenses	(10,530)	(5,309)	(5,221)	98	(16,000)	(10,280)	(5,720)	56
Net (income) loss attributable to temp equity holders	180	—	180	N/A	(903)	—	(903)	N/A
Adjusted EBITDA	$(917)	$1,323	$(2,240)	(169)	$2,998	$(12,004)	$15,002	(125)

Quarterly Results

Adjusted EBITDA decreased $2.2 million driven by lower Origination fees from the mix shift to a higher proportion of brokered transactions this quarter compared to the same quarter last year, and lower Property sales broker fees on lower property sales transaction volume. The declines in transaction-related revenues were offset by higher appraisal and investment banking revenues, which are a component of Other revenues. Other operating expenses were also elevated due to elevated professional fees from the brokerage relationship reclassification.

Year-to-date Results

Adjusted EBITDA increased $15.0 million compared to the same period last year primarily as result of the growth in transaction volumes that drove a significant increase in Origination fees. The growth in Origination fees was offset by an increase in variable commission costs included in Personnel that are associated with growth in transaction-related revenue. Other operating expenses were higher as a result of the brokerage agreement reclassification.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of June 30,		$	%
Managed Portfolio (in thousands)	2026	2025	Change	Change
Components of Servicing Portfolio
Fannie Mae	$74,141,705	$70,042,909	$4,098,796	6%
Freddie Mac	45,515,813	39,433,013	6,082,800	15
Ginnie Mae–HUD	11,890,066	11,008,314	881,752	8
Brokered(1)	14,233,764	16,864,888	(2,631,124)	(16)
Principal Lending and Investing	17,500	—	17,500	N/A
Total Servicing Portfolio	$145,798,848	$137,349,124	$8,449,724	6%
Assets under management	18,674,671	18,623,451	51,220	0
Total Managed Portfolio	$164,473,519	$155,972,575	$8,500,944	5%

	As of June 30,
Key Servicing Portfolio Metrics	2026	2025
Custodial escrow deposit balance (in billions)	$3.1	$2.7
Weighted-average servicing fee rate (basis points)	23.4	24.1
Weighted-average remaining servicing portfolio term (years)	7.1	7.4

	For the three months ended				For the six months ended
(dollars in thousands, except per share data)	June 30,		$	%	June 30,		$	%
Key Volume and Performance Metrics	2026	2025	Change	Change	2026	2025	Change	Change
Equity syndication volume(2)	$212,481	$253,250	$(40,769)	(16)%	$212,481	$268,286	$(55,805)	(21)%
Principal Lending and Investing debt financing volume(3)	319,650	147,800	171,850	116	407,550	323,300	84,250	26
Net income	8,497	37,541	(29,044)	(77)	29,949	56,667	(26,718)	(47)
Adjusted EBITDA(4)	99,747	111,931	(12,184)	(11)	211,377	219,833	(8,456)	(4)
Diluted EPS	0.25	1.10	(0.85)	(77)	0.87	1.65	(0.78)	(47)
Operating margin	7%	31%			15%	29%

	As of June 30,
(in thousands)	2026		2025
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,829,738	$16,015,574	$6,958,845	$15,993,370
Equity funds	877,911	877,911	957,719	957,719
Debt funds(5)	1,008,321	1,781,186	873,697	1,672,362
Total	$8,715,970	$18,674,671	$8,790,261	$18,623,451

(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Amount of equity called and syndicated into LIHTC funds.
(3)	Comprised solely of WDIP separate account originations.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”
(5)	As of June 30, 2026, included $20.3 million of equity under management and $17.1 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of June 30, 2025, included $45.1 million of equity under management and $76.2 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

	For the three months ended		For the six months ended
	June 30,		June 30,
Servicing Fees Details (in thousands)	2026	2025	2026	2025
Average Servicing Portfolio	$145,580,259	$136,444,426	$145,021,718	$135,958,372
Dollar Change	$9,135,833		$9,063,346
Percentage Change	7%		7%
Average Servicing Fee (basis points)	23.5	24.2	23.5	24.2
Basis Point Change	(0.7)		(0.7)
Percentage Change	(3)%		(3)%

FINANCIAL RESULTS

SERVICING & ASSET MANAGEMENT

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Origination fees	$2,246	$545	$1,701	312	$2,702	$1,629	$1,073	66%
Servicing fees	86,700	83,693	3,007	4	172,137	165,914	6,223	4
Investment management fees	6,907	7,577	(670)	(9)	17,133	17,259	(126)	(1)
Net warehouse interest income	229	—	229	N/A	520	—	520	N/A
Placement fees and other interest income	30,065	32,651	(2,586)	(8)	59,559	62,273	(2,714)	(4)
Other revenues	7,447	16,269	(8,822)	(54)	19,846	25,563	(5,717)	(22)
Total revenues	$133,594	$140,735	$(7,141)	(5)	$271,897	$272,638	$(741)	(0)

Expenses
Personnel	$21,741	$22,743	$(1,002)	(4)	$40,864	$42,289	$(1,425)	(3)%
Amortization and depreciation	57,181	55,882	1,299	2	116,575	110,380	6,195	6
Provision (benefit) for credit losses	20,966	1,820	19,146	1,052	25,084	5,532	19,552	353
Interest expense on corporate debt	9,893	10,810	(917)	(8)	19,482	20,741	(1,259)	(6)
Indemnified and repurchased loan expenses	6,884	683	6,201	908	16,945	1,540	15,405	1,000
Other operating expenses	7,640	5,831	1,809	31	11,199	12,442	(1,243)	(10)
Total expenses	$124,305	$97,769	$26,536	27	$230,149	$192,924	$37,225	19
Income (loss) before taxes	$9,289	$42,966	$(33,677)	(78)	$41,748	$79,714	$(37,966)	(48)
Income tax expense (benefit)	780	5,428	(4,648)	(86)	10,813	23,079	(12,266)	(53)
Net income (loss) before noncontrolling interests	$8,509	$37,538	$(29,029)	(77)	$30,935	$56,635	$(25,700)	(45)
Less: net income (loss) from noncontrolling interests	12	(3)	15	(500)	986	(32)	1,018	(3,181)
Net income (loss)	$8,497	$37,541	$(29,044)	(77)	$29,949	$56,667	$(26,718)	(47)

Quarterly Results

Total revenues decreased $7.1 million, down 5%, driven principally by a decline in income from our affordable development joint ventures this year compared to the same period last year driving down Other revenues. That decline was partially offset by an increase in Servicing fees driven by the 7% growth in the average servicing portfolio balance over the same period last year. The earnings rate on Placement fees and other interest income is directly correlated with short-term interest rates, which declined 83 basis points from the same period last year.

Total expenses were up $26.5 million, or 27%, due to increases in Provision (benefit) for credit losses and Indemnified and repurchased loan expenses. The charges this quarter were concentrated in loans associated with a small number of fraudulent sponsors previously identified and were largely driven by two events. First, a portfolio of previously repurchased loans defaulted during the quarter. We indemnified one of the GSEs on these loans in the fourth quarter of 2025, and the loans were performing until early in the second quarter of 2026. Upon default, we updated our property level inspections, and increased our loss estimates by $11.8 million to reflect the estimated fair value of the underlying collateral. Second, Fannie Mae notified us of underwriting concerns associated with two loans totaling $15.9 million. These loans previously defaulted in 2025, and we recognized a provision for credit losses at that time based on the estimated value of the underlying collateral value and our risk sharing agreement in place. Rather than repurchase the loans from Fannie Mae, we agreed to increase our loss sharing, updated our estimated fair value of the underlying collateral, and recognized an additional provision for credit losses of $5.8 million during the second quarter of 2026. Additionally, we had increased costs of $4.5 million associated with operating these loans.

Year-to-date Results

Total revenues were flat for the year compared to the same period last year. Servicing fees grew year over year and were offset by a decline in income from our affordable development joint ventures, which mostly drove the $5.7 million decrease in Other revenues this year compared to the same period last year. The earnings rate on Placement fee and other interest income is directly correlated with short-term interest rates, which declined 79 basis points year over year.

Total expenses increased $37.2 million, or 19%, due to an increase in Amortization and depreciation resulting from higher write-offs of MSRs following the payoff of the underlying loan. The increase was also driven by higher Provision (benefit) for credit losses and Indemnified and repurchased loan expenses. The charges year to date are concentrated in loans associated with a small number of fraudulent sponsors previously identified and were largely driven by three events. First, during the first quarter of 2026, we entered into a forbearance and indemnification agreement with one of the GSEs on a $49.3 million non-performing portfolio of loans. Upon execution of the agreement, we recognized $7.0 million of credit-related losses to reflect the estimated fair value of the underlying collateral. Second, a portfolio of previously repurchased loans defaulted during the second quarter of 2026. We indemnified one of the GSEs on these loans in the fourth quarter of 2025, and the loans were performing until early in the second quarter of 2026. Upon default, we updated our property level inspections, and increased our loss estimates by $11.8 million to reflect the estimated fair value of the underlying collateral. Third, Fannie Mae notified us of underwriting concerns associated with two loans totaling $15.9 million. These loans previously defaulted in 2025, and we recognized a provision for credit losses at that time based on the estimated value of the underlying collateral and the estimated fair value of the underlying collateral and our risk sharing agreement in place. Rather than repurchase the loans from Fannie Mae, we agreed to increase our loss sharing and recognized an additional provision for credit losses of $5.8 million during the second quarter of 2026.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$8,497	$37,541	$29,949	$56,667
Income tax expense (benefit)	780	5,428	10,813	23,079
Interest expense on corporate debt	9,893	10,810	19,482	20,741
Amortization and depreciation	57,181	55,882	116,575	110,380
Provision (benefit) for credit losses	20,966	1,820	25,084	5,532
Loan repurchase losses (1)	1,664	—	8,614	—
Net write-offs	—	—	(491)	—
Stock-based compensation expense	766	450	1,351	905
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	—	—	2,529
Adjusted EBITDA	$99,747	$111,931	$211,377	$219,833
(1)Presented as a component of Indemnified and repurchased loan expenses in the Condensed Consolidated Statements of Income.
(2)Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of SAM adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

ADJUSTED EBITDA

SERVICING & ASSET MANAGEMENT

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$2,246	$545	$1,701	312%	$2,702	$1,629	$1,073	66%
Servicing fees	86,700	83,693	3,007	4	172,137	165,914	6,223	4
Investment management fees	6,907	7,577	(670)	(9)	17,133	17,259	(126)	(1)
Net warehouse interest income (expense)	229	—	229	N/A	520	—	520	N/A
Placement fees and other interest income	30,065	32,651	(2,586)	(8)	59,559	62,273	(2,714)	(4)
Other revenues	7,447	16,269	(8,822)	(54)	19,846	25,563	(5,717)	(22)
Personnel	(20,975)	(22,293)	1,318	(6)	(39,513)	(41,384)	1,871	(5)
Net write-offs	—	—	—	N/A	(491)	—	(491)	N/A
Indemnified and repurchased loan expenses	(5,220)	(683)	(4,537)	664	(8,331)	(1,540)	(6,791)	441
Other operating expenses	(7,640)	(5,831)	(1,809)	31	(11,199)	(9,913)	(1,286)	13
Net (income) loss from noncontrolling interests	(12)	3	(15)	(500)	(986)	32	(1,018)	(3,181)
Adjusted EBITDA	$99,747	$111,931	$(12,184)	(11)	$211,377	$219,833	$(8,456)	(4)

Quarterly Results

Adjusted EBITDA declined $12.2 million due to lower Other revenues resulting from a decline in income from affordable development equity method investments. The increase in Indemnified and repurchased loan expenses was driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly this quarter compared to the same period last year. Those declines were offset by growth in Servicing fees due to growth in the servicing portfolio.

Year-to-date Results

Adjusted EBITDA decreased $8.5 million due to lower Other revenues resulting from a decline in income from affordable development equity method investments. The increase in Indemnified and repurchased loan expenses was driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly this quarter compared to the same period last year. Those declines were offset by growth in Servicing fees due to growth in the servicing portfolio.

Corporate

FINANCIAL RESULTS

CORPORATE

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Other interest income	$2,375	$3,335	$(960)	(29)%	$5,585	$6,924	$(1,339)	(19)%
Other revenues	1,935	2,379	(444)	(19)	(688)	1,684	(2,372)	(141)
Total revenues	$4,310	$5,714	$(1,404)	(25)	$4,897	$8,608	$(3,711)	(43)

Expenses
Personnel	$25,110	$22,704	$2,406	11%	$48,965	$38,082	$10,883	29%
Amortization and depreciation	2,372	1,908	464	24	4,796	3,890	906	23
Interest expense on corporate debt	1,342	1,489	(147)	(10)	2,670	2,885	(215)	(7)
Other operating expenses	19,728	21,632	(1,904)	(9)	41,206	41,815	(609)	(1)
Total expenses	$48,552	$47,733	$819	2	$97,637	$86,672	$10,965	13
Income (loss) before taxes	$(44,242)	$(42,019)	$(2,223)	5	$(92,740)	$(78,064)	$(14,676)	19
Income tax expense (benefit)	(9,030)	(5,288)	(3,742)	71	(24,021)	(22,601)	(1,420)	6
Net income before noncontrolling interests	$(35,212)	$(36,731)	$1,519	(4)	$(68,719)	$(55,463)	$(13,256)	24
Net income (loss)	$(35,212)	$(36,731)	$1,519	(4)	$(68,719)	$(55,463)	$(13,256)	24

Diluted EPS	$(1.05)	$(1.08)	$0.03	(3)%	$(2.00)	$(1.62)	$(0.38)	23%
Adjusted EBITDA(1)	$(36,701)	$(36,443)	$(258)	1	$(78,464)	$(66,052)	$(12,412)	19

Quarterly Results

Net income (loss) declined slightly to a greater loss, driven mostly by an increase in personnel costs due to increased headcount and small declines in revenues.

Year-to-date Results

Total Revenues decreased $3.7 million, down 43%, due primarily to a decrease in income from co-investments in our investment management business this year compared to the same period last year that are reflected in Other revenues.

Total Expenses increased $11.0 million, up 13%, due to an increase in average segment headcount to support Company operations as we have expanded our product offerings domestically, and our operations globally over the past year.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (loss) to Adjusted EBITDA
Net income (loss)	$(35,212)	$(36,731)	$(68,719)	$(55,463)
Income tax expense (benefit)	(9,030)	(5,288)	(24,021)	(22,601)
Interest expense on corporate debt	1,342	1,489	2,670	2,885
Amortization and depreciation	2,372	1,908	4,796	3,890
Stock-based compensation expense	3,827	2,179	6,810	4,815
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	—	—	422
Adjusted EBITDA	$(36,701)	$(36,443)	$(78,464)	$(66,052)
(1)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of Corporate adjusted EBITDA for the three and six months ended June 30, 2026 and 2025.

ADJUSTED EBITDA

CORPORATE

	For the three months ended				For the six months ended
	June 30,		$	%	June 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Other interest income	$2,375	$3,335	$(960)	(29)%	$5,585	$6,924	$(1,339)	(19)%
Other revenues	1,935	2,379	(444)	(19)	(688)	1,684	(2,372)	(141)
Personnel	(21,283)	(20,525)	(758)	4	(42,155)	(33,267)	(8,888)	27
Other operating expenses	(19,728)	(21,632)	1,904	(9)	(41,206)	(41,393)	187	(0)
Adjusted EBITDA	$(36,701)	$(36,443)	$(258)	1	$(78,464)	$(66,052)	$(12,412)	19

Year-to-date Results

Adjusted EBITDA decreased $12.4 million, down 19%, primarily driven by higher Personnel expense due to an increase in average headcount for the segment as we have expanded our product offerings domestically and our operations globally over the past year.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of June 30, 2026. The net worth requirement is derived primarily from UPB on Fannie Mae loans and the level of risk-sharing. As of June 30, 2026, the net worth requirement was $357.4 million, and our net worth was $941 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of June 30, 2026, we were required to maintain at least $71.0 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of June 30, 2026, we had operational liquidity of $128.5 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.68 per share during the second quarter of 2026, which is 1.5% higher than the quarterly dividend paid in the second quarter of 2025. On August 5, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the third quarter of 2026. The dividend will be paid on September 3, 2026 to all holders of record of our restricted and unrestricted common stock as of August 20, 2026.

In February 2026, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 26, 2026 (the “2026 Stock Repurchase Program”). During the three months ended March 31, 2026, we repurchased 283 thousand shares under the 2026 Stock Repurchase Program. During the three months ended June 30, 2026, we did not repurchase any shares, and we had $61.7 million of remaining capacity under the 2026 Stock Repurchase Program as of June 30, 2026.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and when the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of June 30, 2026, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $217.3 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the June 30, 2026 collateral requirements as outlined above. As of June 30, 2026, reserve requirements for the June 30, 2026 DUS loan portfolio will require us to fund $89.3 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has assessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future changes to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of June 30, 2026.

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

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of June 30, 2026.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	June 30,
	2026	2025
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$67,515,995	$61,486,070
Fannie Mae Modified Risk	6,625,710	8,556,839
Freddie Mac Modified Risk	15,000	10,000
Total risk-sharing servicing portfolio	$74,156,705	$70,052,909

Non-risk-sharing servicing portfolio:
Freddie Mac No Risk	$45,500,813	$39,423,013
GNMA - HUD No Risk	11,890,066	11,008,314
Brokered	14,233,764	16,864,888
Total non-risk-sharing servicing portfolio	$71,624,643	$67,296,215
Total loans serviced for others	$145,781,348	$137,349,124

Loans held for investment (full risk)	$160,391	$36,926
Interim Program JV Managed Loans(1)	17,099	76,215

At-risk servicing portfolio(2)	$70,499,346	$65,378,944
Maximum exposure to at-risk portfolio(3)	14,433,243	13,382,410
Defaulted loans(4)	198,638	108,530

Defaulted loans as a percentage of the at-risk portfolio	0.28%	0.17%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.07	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.34	0.25
(1)	As of June 30, 2026 and 2025, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV, which was $3.1 million and $6.8 million at June 30, 2026 and 2025, respectively. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

(2)	At-risk servicing portfolio is defined as the balance of Fannie Mae DUS loans subject to the risk-sharing formula described below, as well as a small number of Freddie Mac loans on which we share in the risk of loss. Use of the at-risk portfolio provides for comparability of the full risk-sharing and modified risk-sharing loans because the provision and allowance for risk-sharing obligations are based on the at-risk balances of the associated loans. Accordingly, we have presented the key statistics as a percentage of the at-risk portfolio.

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

Fannie Mae can increase our loss up to 100% of the loss if the loan does not meet specific underwriting criteria or if a loan defaults within 12 months of its sale to Fannie Mae. We may request modified risk-sharing at the time of origination, which reduces our potential risk-sharing obligation from the levels described above. At times, we have, and may in the future, agree to a higher risk-sharing percentage (up to 100% of UPB) after origination and under limited circumstances.

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

The allowance for risk-sharing obligations related to the Company’s $69.5 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac defaulted SBLs that is based on a collective evaluation as of June 30, 2026 was $25.4 million compared to $25.0 million as of December 31, 2025.

As of June 30, 2026, 16 loans (14 Fannie Mae loans and two Freddie Mac SBLs) were in default with an aggregate UPB of $198.6 million compared to eight loans (five Fannie Mae loans and three Freddie Mac SBLs) with an aggregate UPB of $108.5 million that were in default as of June 30, 2025. The collateral-based reserve on defaulted loans was $23.7 million and $8.6 million as of June 30, 2026 and 2025, respectively. We had a provision for risk-sharing obligations of $10.4 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025. We had a provision for risk-sharing obligations of $12.0 million for the six months ended June 30, 2026 compared to $5.0 million for the six months ended June 30, 2025.

Loan Repurchases

We are obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that we provide in connection with the sale of the loans through these programs are breached. In lieu of repurchasing a loan directly from the GSEs, we have entered into Indemnification and Repurchase Agreements. These indemnification agreements delay the requirement to repurchase the loan for periods of up to two years, and in exchange we fund a collateral reserve generally equal to 20% of the UPB of the loans or an agreed upon amount based on the unsecured portion of the loans and pay a financing fee to the GSE for the uncollateralized portion of the UPB. When we agree to repurchase or indemnify the GSEs, we are required to report the loan or underlying collateral as an asset and the related obligation to repurchase the loans or indemnification liability to the GSE as a liability on our Condensed Consolidated Balance Sheets. NOTE 5 in the condensed consolidated financial statements provides additional details related to our repurchase and indemnification activity and balances as of June 30, 2026.

As of June 30, 2026, we have either repurchased, or agreed to indemnify and repurchase (collectively, “Repurchased Loans”), $193.3 million of loans from the GSEs and recognized $54.3 million of collateral-based reserves associated with these loans. We have fully repurchased $57.1 million of these loans from the GSEs and agreed to indemnify and repurchase the remaining $136.2 million of loans—and funded an escrow reserve with the GSEs totaling $50.6 million in connection with those agreements. Of the total Repurchased Loans, $142.9 million are included in Loans held for investment, net of $39.6 million of estimated collateral reserves based on the estimated fair value of the underlying collateral. The remaining $50.4 million are included in Other assets, net of $14.7 million impairments based on the estimated fair value of the underlying collateral.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there were no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of June 30, 2026.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally track the effective Federal Funds Rate (“EFFR”). The EFFR was 363 basis points and 433 basis points as of June 30, 2026 and 2025, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of June 30,
Change in annual placement fee revenue due to:	2026	2025
100 basis point increase in EFFR	$30,943	$26,725
100 basis point decrease in EFFR	(30,943)	(26,725)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 368 basis points and 445 basis points as of June 30, 2026 and 2025, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of June 30,
Change in annual net warehouse interest income due to:	2026	2025
100 basis point increase in SOFR	$(14,042)	$(11,791)
100 basis point decrease in SOFR	14,042	11,791

All of our Corporate Debt is effectively based on Adjusted Term SOFR as of June 30, 2026. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of June 30, 2026 and 2025, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of June 30,
Change in annual income before taxes due to:	2026	2025
100 basis point increase in SOFR	$(8,444)	$(8,489)
100 basis point decrease in SOFR	8,444	8,489

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $38.6 million as of June 30, 2026 compared to $40.3 million as of June 30, 2025. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $50.4 million as of June 30, 2026. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both June 30, 2026 and 2025, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended June 30, 2026, we purchased 6,176 shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2026, the Company’s Board of Directors approved the 2026 Stock Repurchase Program. During the quarter ended June 30, 2026, we did not repurchase any shares under the 2026 Stock Repurchase Program. The Company had $61.7 million of authorized share repurchase capacity remaining as of June 30, 2026.

The following table provides information regarding common stock repurchases for the quarter ended June 30, 2026:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
April 1-30, 2026	1,691	$44.23	—	$61,665,830
May 1-31, 2026	2,271	51.28	—	61,665,830
June 1-30, 2026	2,214	48.33	—	61,665,830
2nd Quarter	6,176	$48.29	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

Walker & Dunlop, Inc.
Date: August 6, 2026	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer