Form 10-Q
period 2026-09-30
Walker & Dunlop, Inc.
filed 2026-11-05
CIK 1497770

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, there were 34,534,009 total shares of common stock outstanding.

Walker & Dunlop, Inc.
Form 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$183,241	$299,315
Restricted cash	22,889	22,772
Pledged securities, at fair value	239,350	224,954
Loans held for sale, at fair value	694,127	1,436,350
Mortgage servicing rights	775,540	808,145
Goodwill	868,710	868,710
Other intangible assets	130,615	141,877
Receivables, net	460,102	419,358
Committed investments in tax credit equity	226,879	241,401
Other assets	658,560	596,596
Total assets	$4,260,013	$5,059,478

Liabilities
Warehouse notes payable	$762,518	$1,420,272
Corporate notes payable	804,609	829,218
Allowance for risk-sharing obligations	63,156	37,546
Commitments to fund investments in tax credit equity	221,474	219,949
Other liabilities	741,369	806,631
Total liabilities	$2,593,126	$3,313,616

Temporary Equity
Profit interests of a wholly owned subsidiary subject to possible redemption	$1,784	$(1,036)

Stockholders' Equity
Preferred stock (authorized 50,000 shares; none issued)	$—	$—
Common stock ($0.01 par value; authorized 200,000 shares; issued and outstanding 33,290 shares as of September 30, 2026 and 33,389 shares as of December 31, 2025)	333	334
Additional paid-in capital ("APIC")	469,748	450,434
Accumulated other comprehensive income (loss) ("AOCI")	(759)	1,876
Retained earnings	1,182,969	1,282,390
Total stockholders’ equity	$1,652,291	$1,735,034
Noncontrolling interests	12,812	11,864
Total permanent equity	$1,665,103	$1,746,898
Commitments and contingencies (NOTES 2 and 12)	—	—
Total liabilities, temporary equity, and permanent equity	$4,260,013	$5,059,478

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Loan origination and debt brokerage fees, net	$81,257	$97,845	$262,682	$238,535
Fair value of expected net cash flows from servicing, net of guaranty obligation	29,196	48,657	123,786	129,621
Servicing fees	87,690	85,189	259,827	251,103
Property sales broker fees	19,780	26,546	45,746	55,031
Investment management fees	8,583	6,178	25,716	23,437
Net warehouse interest income (expense)	888	(2,035)	1,282	(4,581)
Placement fees and other interest income	37,141	46,302	102,285	115,499
Other revenues	33,914	28,993	85,146	85,637
Total revenues	$298,449	$337,675	$906,470	$894,282

Expenses
Personnel	$164,693	$177,418	$480,431	$460,696
Amortization and depreciation	61,562	60,041	185,225	176,598
Provision (benefit) for credit losses	(4,232)	949	20,852	6,481
Interest expense on corporate debt	15,330	16,451	45,492	48,732
Indemnified and repurchased loan expenses, net	63,072	3,526	80,017	5,066
Other operating expenses	45,198	33,353	113,603	99,154
Total expenses	$345,623	$291,738	$925,620	$796,727
Income (loss) before taxes	$(47,174)	$45,937	$(19,150)	$97,555
Income tax expense (benefit)	(10,306)	12,516	(3,048)	27,460
Net income (loss) before noncontrolling interests and temporary equity holders	$(36,868)	$33,421	$(16,102)	$70,095
Less: net income (loss) from noncontrolling interests	32	(31)	1,018	(63)
Less: net income (loss) attributable to temporary equity holders	358	—	1,261	—
Walker & Dunlop net income (loss)	$(37,258)	$33,452	$(18,381)	$70,158
Other comprehensive income (loss), net of tax	(1,371)	(931)	(2,635)	1,247
Walker & Dunlop comprehensive income (loss)	$(38,629)	$32,521	$(21,016)	$71,405

Basic earnings per share (NOTE 11)	$(1.15)	$0.98	$(0.63)	$2.05
Diluted earnings per share (NOTE 11)	$(1.15)	$0.98	$(0.63)	$2.05

Basic weighted-average shares outstanding	33,284	33,376	33,313	33,333
Diluted weighted-average shares outstanding	33,284	33,397	33,313	33,355

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(In thousands, except per share data)

(Unaudited)

		For the three and nine months ended September 30, 2026
			Stockholders' Equity
	Temporary	Common Stock				Retained	Noncontrolling	Total
	Equity	Shares	Amount	APIC	AOCI	Earnings	Interests	Permanent Equity
Balance as of December 31, 2025	$(1,036)	33,389	$334	$450,434	$1,876	$1,282,390	$11,864	$1,746,898
Walker & Dunlop net income	—	—	—	—	—	15,871	—	15,871
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	974	974
Net income (loss) attributable to temporary equity	1,083	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(673)	—	—	(673)
Stock-based compensation–equity classified	705	—	—	7,072	—	—	—	7,072
Issuance of common stock in connection with equity compensation plans	—	239	2	5,595	—	—	—	5,597
Repurchase and retirement of common stock	—	(379)	(4)	(8,886)	—	(10,210)	—	(19,100)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,605)	—	(23,605)
Balance as of March 31, 2026	$752	33,249	$332	$454,215	$1,203	$1,264,446	$12,838	$1,733,034
Walker & Dunlop net income	—	—	—	—	—	3,006	—	3,006
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	12	12
Net income (loss) attributable to temporary equity	(180)	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(591)	—	—	(591)
Stock-based compensation–equity classified	515	—	—	8,278	—	—	—	8,278
Issuance of common stock in connection with equity compensation plans	—	26	1	—	—	—	—	1
Repurchase and retirement of common stock	—	(6)	—	(299)	—	—	—	(299)
Distributions to noncontrolling and temporary equity interest holders	(178)	—	—	—	—	—	(49)	(49)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,549)	—	(23,549)
Balance as of June 30, 2026	$909	33,269	$333	$462,194	$612	$1,243,903	$12,801	$1,719,843
Walker & Dunlop net income (loss)	—	—	—	—	—	(37,258)	—	(37,258)
Net income (loss) from noncontrolling interests	—	—	—	—	—	—	32	32
Net income (loss) attributable to temporary equity	358	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax	—	—	—	—	(1,371)	—	—	(1,371)
Stock-based compensation–equity classified	517	—	—	8,346	—	—	—	8,346
Issuance of common stock in connection with equity compensation plans	—	37	—	—	—	—	—	—
Repurchase and retirement of common stock	—	(16)	—	(792)	—	—	—	(792)
Distributions to noncontrolling and temporary equity interest holders	—	—	—	—	—	—	(21)	(21)
Cash dividends paid ($0.68 per common share)	—	—	—	—	—	(23,676)	—	(23,676)
Balance as of September 30, 2026	$1,784	33,290	$333	$469,748	$(759)	$1,182,969	$12,812	$1,665,103

	For the three and nine months ended September 30, 2025
		Stockholders' Equity
	Common Stock				Retained	Noncontrolling	Total
	Shares	Amount	APIC	AOCI	Earnings	Interests	Equity
Balance as of December 31, 2024	33,194	$332	$429,000	$586	$1,317,945	$12,000	$1,759,863
Walker & Dunlop net income	—	—	—	—	2,754	—	2,754
Net income (loss) from noncontrolling interests	—	—	—	—	—	(29)	(29)
Other comprehensive income (loss), net of tax	—	—	—	709	—	—	709
Stock-based compensation–equity classified	—	—	6,303	—	—	—	6,303
Issuance of common stock in connection with equity compensation plans	247	2	6,071	—	—	—	6,073
Repurchase and retirement of common stock	(97)	(1)	(8,586)	—	—	—	(8,587)
Distributions to noncontrolling interest holders	—	—	—	—	—	(62)	(62)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,935)	—	(22,935)
Balance as of March 31, 2025	33,344	$333	$432,788	$1,295	$1,297,764	$11,909	$1,744,089
Walker & Dunlop net income	—	—	—	—	33,952	—	33,952
Net income (loss) from noncontrolling interests	—	—	—	—	—	(3)	(3)
Other comprehensive income (loss), net of tax	—	—	—	1,469	—	—	1,469
Stock-based compensation–equity classified	—	—	5,756	—	—	—	5,756
Issuance of common stock in connection with equity compensation plans	31	—	230	—	—	—	230
Repurchase and retirement of common stock	(9)	—	(645)	—	—	—	(645)
Distributions to noncontrolling interest holders	—	—	—	—	—	(126)	(126)
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,924)	—	(22,924)
Balance as of June 30, 2025	33,366	$333	$438,129	$2,764	$1,308,792	$11,780	$1,761,798
Walker & Dunlop net income	—	—	—	—	33,452	—	33,452
Net income (loss) from noncontrolling interests	—	—	—	—	—	(31)	(31)
Other comprehensive income (loss), net of tax	—	—	—	(931)	—	—	(931)
Stock-based compensation–equity classified	—	—	7,036	—	—	—	7,036
Issuance of common stock in connection with equity compensation plans	32	—	—	—	—	—	—
Repurchase and retirement of common stock	(13)	—	(1,038)	—	—	—	(1,038)
Distributions to noncontrolling interest holders	—	—	—	—	—	150	150
Cash dividends paid ($0.67 per common share)	—	—	—	—	(22,970)	—	(22,970)
Balance as of September 30, 2025	33,385	$333	$444,127	$1,833	$1,319,274	$11,899	$1,777,466

See accompanying notes to condensed consolidated financial statements.

Walker & Dunlop, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss) before noncontrolling interests and temporary equity holders	$(16,102)	$70,095
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains attributable to the fair value of future servicing rights, net of guaranty obligation	(123,786)	(129,621)
Change in the fair value of premiums and origination fees	(6,201)	(9,487)
Amortization and depreciation	185,225	176,598
Provision (benefit) for credit losses	20,852	6,481
Indemnified and repurchased loans expenses - loan repurchase losses and fair value adjustments	64,866	—
Originations of loans held for sale	(11,245,890)	(11,256,803)
Proceeds from transfers of loans held for sale	11,966,989	9,663,140
Other operating activities, net	(96,166)	11,918
Net cash provided by (used in) operating activities	$749,787	$(1,467,679)

Cash flows from investing activities
Capital expenditures	$(7,836)	$(8,507)
Capital invested in equity-method investments	(17,875)	(17,919)
Purchases of pledged available-for-sale ("AFS") securities	(22,894)	(31,989)
Proceeds from prepayment and sale of pledged AFS securities	7,530	11,700
Originations and repurchase of loans held for investment	(79,148)	(24,145)
Proceeds from repayments and sales of indemnified and repurchased loans and related assets	28,426	—
Other investing activities, net	17,824	6,025
Net cash provided by (used in) investing activities	$(73,973)	$(64,835)

Cash flows from financing activities
Borrowings (repayments) of warehouse notes payable, net	$(718,232)	$1,580,848
Borrowings of interim warehouse notes payable	59,292	—
Repayments of corporate notes payable	(3,375)	(330,731)
Borrowings of corporate notes payable	—	398,875
Repayments of revolving credit facility	(50,000)	—
Borrowings of revolving credit facility	50,000	—
Repayment of secured borrowings	(24,948)	—
Repurchase of common stock	(20,190)	(10,270)
Cash dividends paid	(70,831)	(68,828)
Payment of contingent consideration	(8,646)	(10,954)
Debt issuance costs	(1,484)	(15,661)
Other financing activities, net	(135)	(797)
Net cash provided by (used in) financing activities	$(788,549)	$1,542,482

Net increase (decrease) in cash, cash equivalents, restricted cash, and restricted cash equivalents (NOTE 2)	$(112,735)	$9,968
Cash, cash equivalents, restricted cash, and restricted cash equivalents at beginning of period	344,375	327,898
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	$231,640	$337,866

Supplemental Disclosure of Cash Flow Information:
Cash paid to third parties for interest	$84,229	$58,945
Cash paid for income taxes, net of cash refunds received	22,754	21,526

See accompanying notes to condensed consolidated financial statements.

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

These financial statements represent the condensed consolidated financial position and results of operations of Walker & Dunlop, Inc. and its subsidiaries. Unless the context otherwise requires, references to “Walker & Dunlop” and the “Company” mean the Walker & Dunlop consolidated companies. The statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they may not include certain financial statement disclosures and other information required for annual financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the Company in the interim periods presented have been included. Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or thereafter.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events—The Company evaluated events that have occurred subsequent to September 30, 2026 through the date these financial statements were issued and determined that no events requiring recognition or disclosure occurred other than those described herein.

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

Provision (Benefit) for Credit Losses—The Company records the income statement impact of the changes in the allowance for loan losses and the allowance for risk-sharing obligations within Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income. NOTE 4 contains additional discussion related to the allowance for risk-sharing obligations. Provision (benefit) for credit losses consisted of the following activity for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
Components of Provision (Benefit) for Credit Losses (in thousands)	2026	2025	2026	2025
Provision (benefit) for loan losses(1)	$(18,468)	$—	$(5,410)	$500
Provision (benefit) for risk-sharing obligations	14,236	949	26,262	5,981
Provision (benefit) for credit losses	$(4,232)	$949	$20,852	$6,481

(1) Refer to NOTE 5 for additional details on the benefit for loan losses.

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

Statement of Cash Flows—For presentation in the Condensed Consolidated Statements of Cash Flows, the Company considers pledged cash and cash equivalents (as detailed in NOTE 12) to be restricted cash and restricted cash equivalents. The following table presents a reconciliation of the total of cash, cash equivalents, restricted cash, and restricted cash equivalents as presented in the Condensed Consolidated Statements of Cash Flows to the related captions on the Condensed Consolidated Balance Sheets as of September 30, 2026 and 2025, and December 31, 2025 and 2024.

	September 30,		December 31,
(in thousands)	2026	2025	2025	2024
Cash and cash equivalents	$183,241	$274,828	$299,315	$279,270
Restricted cash	22,889	44,462	22,772	25,156
Pledged cash and cash equivalents (NOTE 12)	25,510	18,576	22,288	23,472
Total cash, cash equivalents, restricted cash, and restricted cash equivalents	$231,640	$337,866	$344,375	$327,898

Income Taxes—The Company records the realizable excess tax benefit or shortfall from stock-based compensation as a reduction or increase, respectively, to income tax expense. The Company had realizable shortfalls of $0.4 million and benefits of $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and shortfalls of $2.6 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.

For the three and nine months ended September 30, 2026, Income Tax Expense (Benefit) was calculated using the actual year-to-date effective tax rate rather than an estimated annual effective tax rate. This approach was used as the net losses incurred during both the three and nine months ended September 30, 2026, increased the sensitivity of the estimated annual effective tax rate to changes in projected pretax income or loss, making the annual rate difficult to reliably estimate.

Net Warehouse Interest Income (Expense)—The Company presents warehouse interest income net of warehouse interest expense. Warehouse interest income is the interest earned from loans held for sale and loans held for investment. Generally, a substantial portion of the Company’s loans is financed with matched borrowings under one of its warehouse facilities. The remaining portion of loans not funded with matched borrowings is financed with the Company’s own cash. Warehouse interest income is earned on loans held for sale after a loan is closed and before a loan is sold. Warehouse interest income is earned on loans held for investment after a loan is closed and before a loan is repaid. Occasionally, the Company also fully funds a small number of loans held for sale or loans held for investment (including repurchased loans) with its own cash. Included in Net warehouse interest income (expense) for the three and nine months ended September 30, 2026 and 2025 are the following components:

	For the three months ended		For the nine months ended
(in thousands)	September 30,		September 30,
Components of Net Warehouse Interest Income (Expense)	2026	2025	2026	2025
Warehouse interest income	$13,394	$14,978	$47,658	$33,043
Warehouse interest expense	(12,506)	(17,013)	(46,376)	(37,624)
Net warehouse interest income (expense)	$888	$(2,035)	$1,282	$(4,581)

Co-broker Fees—Third-party co-broker fees are netted against Loan origination and debt brokerage fees, net in the Condensed Consolidated Statements of Income and were $3.4 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and $11.1 million and $12.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Other than LIHTC asset management fees as described in the 2025 Form 10-K and presented as Investment management fees in the Condensed Consolidated Statements of Income, the Company’s contracts with customers generally do not require judgment or significant estimates that affect the determination of the transaction price (including the assessment of variable consideration), the allocation of the transaction price to performance obligations, and the determination of the timing of the satisfaction of performance obligations. Additionally, the earnings process for the majority of the Company’s contracts with customers is not complicated and is generally completed in a short period of time. The following table presents information about the Company’s contracts with customers for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
Description	2026	2025	2026	2025	Statement of income line item
Certain loan origination fees	$41,271	$29,436	$110,478	$77,601	Loan origination and debt brokerage fees, net
Property sales broker fees	19,780	26,546	45,746	55,031	Property sales broker fees
Investment management fees	8,583	6,178	25,716	23,437	Investment management fees
Investment banking revenues, appraisal revenues, subscription revenues, syndication fees, and other revenues	24,515	14,303	66,108	56,105	Other revenues
Total revenues derived from contracts with customers	$94,149	$76,463	$248,048	$212,174

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

Reclassifications—The Company has made insignificant reclassifications to prior-year balances to conform to current-year presentation. Additionally, in the 2025 Form 10-K, the Company began presenting Indemnified and repurchased loan expenses, net on the Consolidated Statements of Income to enhance visibility around expenses related to specific events given their larger impact for the full year 2025. Previously, these amounts were included in Other operating expenses and were disclosed throughout the notes to the consolidated financial statements. NOTE 5 contains additional information on Indemnified and repurchased loan expenses, net.

NOTE 3—MORTGAGE SERVICING RIGHTS

The fair value of the mortgage servicing rights (“MSRs”) was $1.4 billion as of both September 30, 2026 and December 31, 2025. The Company uses a discounted static cash flow valuation approach, and the key economic assumptions are the discount rate and placement fee rate. See the following sensitivities showing the changes in fair value related to changes in these key economic assumptions:

MSR Key Economic Assumptions Sensitivities (in millions)	Decrease in Fair Value
Discount Rate
100 basis point increase	$38.8
200 basis point increase	74.9
Placement Fee Rate
50 basis point decrease	$50.7
100 basis point decrease	101.4

These sensitivities are hypothetical and should be used with caution. These estimates do not include interplay among assumptions and are estimated as a portfolio rather than individual assets.

Activity related to capitalized MSRs (net of accumulated amortization) for the three and nine months ended September 30, 2026 and 2025 follows:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
Roll Forward of MSRs (in thousands)	2026	2025	2026	2025
Beginning balance	$793,351	$817,814	$808,145	$852,399
Additions, following the sale of loan	39,377	44,607	139,815	118,518
Amortization	(54,998)	(52,254)	(162,341)	(157,340)
Pre-payments and write-offs	(2,190)	(4,192)	(10,079)	(7,602)
Ending balance	$775,540	$805,975	$775,540	$805,975

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s MSRs as of September 30, 2026 and December 31, 2025:

Components of MSRs (in thousands)	September 30, 2026	December 31, 2025
Gross value	$1,851,103	$1,824,350
Accumulated amortization	(1,075,563)	(1,016,205)
Net carrying value	$775,540	$808,145

The expected amortization of MSRs held on the Condensed Consolidated Balance Sheet as of September 30, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Three Months Ending December 31,	Amortization
2026	$54,370
Year Ending December 31,
2027	$204,080
2028	173,468
2029	130,772
2030	83,868
2031	52,238
Thereafter	76,744
Total	$775,540

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

Activity related to the allowance for risk-sharing obligations for the three and nine months ended September 30, 2026 and 2025 follows:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
Roll Forward of Allowance for Risk-Sharing Obligations (in thousands)	2026	2025	2026	2025
Beginning balance	$49,081	$33,191	$37,546	$28,159
Provision (benefit) for risk-sharing obligations	14,236	949	26,262	5,981
Write-offs	(161)	—	(652)	—
Ending balance	$63,156	$34,140	$63,156	$34,140

The Company assesses several qualitative and quantitative factors, including the current and expected unemployment rate, macroeconomic conditions, and the multifamily market, to calculate the Company’s CECL allowance each quarter. The key inputs for the CECL allowance are the historical loss rate, the forecast-period loss rate, the reversion-period loss rate, and the unpaid principal balance (“UPB”) of the at-risk servicing portfolio. A summary of the key inputs of the CECL allowance as of the end of each of the quarters presented and the provision (benefit) impact during each quarter for the nine months ended September 30, 2026 and 2025 follows:

	2026
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.1	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$68.9	$69.5	$70.3	N/A
CECL allowance (in millions)	$25.4	$25.4	$25.3	N/A
Provision (benefit) for CECL allowance (in millions)	$0.4	$—	$(0.1)	$0.3

	2025
CECL Allowance Calculation Inputs, Details, and Provision Impact	Q1	Q2	Q3	Total
Forecast-period loss rate (in basis points)	2.1	2.1	2.1	N/A
Reversion-period loss rate (in basis points)	1.2	1.2	1.2	N/A
Historical loss rate (in basis points)	0.3	0.3	0.3	N/A
At-risk Fannie Mae servicing portfolio UPB (in billions)	$63.6	$64.7	$66.0	N/A
CECL allowance (in millions)	$24.4	$24.6	$24.8	N/A
Provision (benefit) for CECL allowance (in millions)	$0.2	$0.2	$0.1	$0.5

During the first quarters of both 2026 and 2025, the Company updated its 10-year look-back period, resulting in loss data from the earliest year being replaced with loss data for the most recently completed year. The look-back period update for each year did not have a significant impact on the Provision (benefit) for risk-sharing obligations.

The weighted-average remaining life of the at-risk Fannie Mae servicing portfolio as of September 30, 2026 was 4.6 years compared to 5.1 years as of December 31, 2025.

During the third quarter of 2026, the Company had two loans default totaling $46.4 million and recorded collateral-based reserves of $4.8 million. During the third quarter of 2026, the Company updated collateral based reserves for all pre-existing defaulted loans due to changes in market conditions and associated collateral valuations and recorded $1.5 million of additional collateral-based reserves. Finally, during the third quarter of 2026, the Company negotiated increases to loss-sharing arrangements for four previously defaulted loans in lieu of repurchasing them and recorded $7.9 million of additional collateral-based reserves.

As of September 30, 2026, the Company had 16 Fannie Mae DUS loans and one Freddie Mac SBL totaling $227.9 million with aggregate collateral-based reserves of $37.8 million as of September 30, 2026, compared to 11 Fannie Mae DUS loans and three Freddie Mac SBLs totaling $158.8 million with aggregate collateral-based reserves of $12.6 million as of December 31, 2025.

As of September 30, 2026, and December 31, 2025, the maximum quantifiable contingent liability associated with the Company’s guaranties for the at-risk loans serviced under the Fannie Mae DUS agreement was $14.5 billion and $14.1 billion, respectively. This maximum quantifiable contingent liability relates to the at-risk loans serviced for Fannie Mae at the specific point in time indicated. The maximum quantifiable contingent liability is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement.

NOTE 5—INDEMNIFIED AND REPURCHASED LOANS

The Company has repurchased, agreed to repurchase and indemnify, or expects to repurchase from the GSEs $208.0 million of loans that were previously originated for the GSEs’ programs as of September 30, 2026, against which the Company has recognized $81.5 million of aggregate valuation adjustments and impairments (as seen in the tables below). For the nine months ended September 30, 2026, the Company agreed to repurchase or repurchased $20.8 million of loans.

In the third quarter of 2026, the Company made the decision to accelerate its disposition strategy for all Indemnified and Repurchased Loans, and as a result, the Company reclassified these loans from loans held for investment to loans held for sale (“LHFS”), reversed the related allowance for loan losses (refer to the “Roll Forward of Allowance for Loan Losses” table below for additional details), and remeasured loans to the lower of amortized cost or fair value, with any resulting adjustment reflected through a valuation allowance. The Company disposed of the collateral underlying a previously indemnified $34.8 million loan, included in Other assets (as described below), which resulted in liquidation proceeds of $21.9 million. The disposition proceeds plus $14.4 million of previously funded collateral (non-cash) were used to pay down the secured borrowing. The carrying value of the asset was $22.5 million as of June 30, 2026. Additionally, a $4.6 million loan repurchased in the first quarter paid off during the third quarter of 2026 with minimal loss. The net impact of these transactions reduced the outstanding UPB of indemnified and repurchased loans to $164.8 million as of September 30, 2026. Subsequent to September 30, 2026, the Company executed its disposition strategy for the OREO asset (as described below), which resulted in net sales proceeds of approximately $8.3 million.

A summary of the Company’s indemnified and repurchased loans and their location on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 follows:

Other Assets and Other Liabilities Related to Indemnified and Repurchased Loans (in thousands)	September 30, 2026	December 31, 2025
Other Assets
Indemnified loans	$91,861	$46,253
Repurchased loans	53,092	36,926
Valuation allowance(1)	(76,849)	(5,410)
Loans held for sale - indemnified and repurchased loans(1)	$68,104	$77,769

Other assets, gross(2)(3)(4)	$13,469	$50,380
Impairment(3)(4)	(4,700)	(11,500)
Other assets, net(4)	$8,769	$38,880
Total other assets – Loans and OREO held for sale	$76,873	$116,649

Other Liabilities
Secured borrowings	$108,278	$83,402
Indemnification reserves(5)	7,961	23,920
Total other liabilities	$116,239	$107,322
(1)	The valuation allowance presented as of December 31, 2025 represents the Allowance for loan losses related to these loans as of that date, as they were previously classified as loans held for investment.
(2)	Comprised of Other real estate owned (“OREO”) and an Other asset as of December 31, 2025 and only OREO as of September 30, 2026 as described in NOTE 2 of the Company’s 2025 Form 10-K. The fair value for the OREO asset was determined based on a contractual sales price. OREO and other asset, net are presented as components of Other assets on the Condensed Consolidated Balance Sheets.
(3)	The OREO asset was held for sale as of September 30, 2026. Upon reclassification from held for use to held for sale in the first quarter of 2026, the Company recorded an impairment charge of $1.5 million. The Company recorded an additional impairment charge of $4.3 million in the third quarter of 2026. These impairment charges can be seen in the table below.
(4)	These real estate assets were held for sale as of September 30, 2026 and held for use as of December 31, 2025.
(5)	NOTE 2 in the 2025 Form 10-K contains information about the nature of these reserves.

Maximum Expected Future Payments (in thousands)	September 30, 2026	December 31, 2025
Secured borrowings	$108,278	$83,402
Collateral for secured borrowings(1)	(37,718)	(22,668)
Total	$70,560	$60,734
(1)	The Company has funded this balance with corporate cash into an escrow account held by the GSE to collateralize the secured borrowing. The collateral is included in Receivables, net on the Condensed Consolidated Balance Sheets.

Activity related to the allowance for loan losses related to indemnified and repurchased loans for the three and nine months ended September 30, 2026 and 2025 follows. The allowance for loan losses for other loans held for investment is insignificant.

	As of and for the three months ended		As of and for the nine months ended
Roll Forward of Allowance for Loan Losses (in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$39,635	$4,560	$5,410	$4,060
Provision (benefit) for loan losses(1)	(18,468)	—	(5,410)	500
Transfers in from purchased credit deteriorated ("PCD") initial allowance	—	—	21,167	—
PCD initial allowance transferred to LHFS valuation allowance	(21,167)	—	(21,167)	—
Write-offs	—	—	—	—
Ending balance	$—	$4,560	$—	$4,560
(1)	Presented as a component of Provision (benefit) for credit losses on the Condensed Consolidated Statements of Income.

Activity related to the valuation adjustments and impairments for Loans held for sale for the three and nine months ended September 30, 2026 and 2025 follows.

	As of and for the three months ended		As of and for the nine months ended
Roll Forward of Valuation Allowance (in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$—	$—	$—	$—
Fair value adjustments(1)(2)	37,514	—	37,514	—
Transfers from Allowance for Loan Losses(1)(2)(4)	18,468	—	18,468	—
Transfers of PCD initial allowance(3)	21,167	—	21,167	—
Valuation adjustments released upon disposition(1)(2)	(300)	—	(300)	—
Ending balance	$76,849	$—	$76,849	$—
(1)	Presented as a component of Indemnified and repurchased loan expenses, net on the Condensed Consolidated Statements of Income.
(2)	Presented as a component of “Fair value adjustments” in the “Impact of Indemnified and Repurchased Loans” table below.
(3)	Portion of Allowance for loan losses/Valuation Allowance originally recognized as Loan repurchase losses (defined below).
(4)	Previously recognized as “Provision (benefit) for loan losses”.

In addition to the fair value adjustments and impairments related to the indemnified and repurchased loan portfolio, the Company also incurs costs related to operating the indemnified and repurchased loans and other assets. A summary of losses and expenses related to indemnified and repurchased loans for the three and nine months ended September 30, 2026 and 2025 follows:

	For the three months ended		For the nine months ended
Impact of Indemnified and Repurchased Loans (in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Initial loan repurchase costs	$235	$—	$1,032	$322
Indemnified and repurchased loan operating costs	6,585	3,526	14,119	4,744
Expected principal losses on loan repurchase ("loan repurchase losses")	570	—	9,184	—
Fair value adjustments	55,682	—	55,682	—
Indemnified and repurchased loan expenses, net	$63,072	$3,526	$80,017	$5,066

Other Activity Related to Indemnified and Repurchased Loans
Provision (benefit) for loan losses(1)	(18,468)	—	(5,410)	500
Provision (benefit) for risk sharing obligations(1)(2)	7,851	—	13,603	—
Other operating expenses(3)	4,349	—	5,887	—
Other interest income(4)	(463)	—	(2,005)	—
Total net expense impact of indemnified and repurchased loans	$56,341	$3,526	$92,092	$5,566
(1)	Included as a component of Provision (benefit) for credit losses in the Condensed Consolidated Statements of Income.
(2)	Impact on Provision (benefit) for risk-sharing obligations resulting from modified loss sharing in lieu of repurchase on $86.6 million of defaulted loans.
(3)	Includes impairment charges related to the OREO asset that was previously repurchased and included as a component of Other operating expenses in the Condensed Consolidated Statements of Income.
(4)	Included as a component of Placement fees and other interest income in the Condensed Consolidated Statements of Income.

NOTE 6—SERVICING

The total UPB of loans the Company was servicing for various institutional investors was $146.6 billion as of September 30, 2026 compared to $144.0 billion as of December 31, 2025.

As of September 30, 2026 and December 31, 2025, custodial deposit accounts (“escrow deposits”) relating to loans serviced by the Company totaled $2.9 billion and $3.1 billion, respectively. These amounts are not included on the Condensed Consolidated Balance Sheets as such amounts are not Company assets; however, the Company is entitled to placement fees on these escrow deposits, presented within Placement fees and other interest income in the Condensed Consolidated Statements of Income. Certain cash deposits exceed the Federal Deposit Insurance Corporation insurance limits; however, the Company believes it has mitigated this risk by holding uninsured deposits at large national banks.

NOTE 7—WAREHOUSE AND CORPORATE NOTES PAYABLE

Warehouse Facilities

As of September 30, 2026, to provide financing to borrowers under the Agencies’ programs, the Company had committed and uncommitted warehouse lines of credit in the amount of $4.6 billion with certain national banks and a $1.5 billion uncommitted facility with Fannie Mae (collectively, the “Agency Warehouse Facilities”). In support of these Agency Warehouse Facilities, the Company has pledged substantially all of its loans held for sale under the Company’s approved programs. The Company’s ability to originate mortgage loans for sale depends upon its ability to secure and maintain these types of short-term financings on acceptable terms.

Additionally, as of September 30, 2026, the Company has one warehouse line of credit with a national bank to assist in funding interim loans held for investment (“Interim Warehouse Facility”). The Company has historically pledged the majority of interim loans held for investment against the Interim Warehouse Facility. The Company’s ability to originate and hold interim loans for investment depends upon market conditions and its ability to secure and maintain this type of short-term financing on acceptable terms. As of September 30, 2026, the Interim Warehouse Facility had $100.0 million of total facility capacity with an outstanding balance of $43.5 million. The interest rate on the Interim Warehouse Facility is based on an Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus 145 to 175 basis points. The maturity date of the Interim Warehouse Facility is December 10, 2027.

The interest rate for all the Company’s warehouse facilities is based on SOFR. The maximum amount and outstanding borrowings under Warehouse notes payable as of September 30, 2026 follow:

	September 30, 2026
(dollars in thousands)	Committed	Uncommitted	Total Facility	Outstanding
Facility	Amount	Amount	Capacity	Balance	Interest rate(1)
Agency Warehouse Facility #1	$325,000	250,000	575,000	$52,211	SOFR plus 1.20%
Agency Warehouse Facility #2	700,000	300,000	1,000,000	141,774	SOFR plus 1.20%
Agency Warehouse Facility #3	425,000	425,000	850,000	89,078	SOFR plus 1.20%
Agency Warehouse Facility #4	150,000	225,000	375,000	49,931	SOFR plus 1.30% to 1.35%
Agency Warehouse Facility #5	—	1,000,000	1,000,000	162,828	SOFR plus 1.35%
Agency Warehouse Facility #6 (1)	—	750,000	750,000	172,662	SOFR plus 1.30% to 1.40%
Total National Bank Agency Warehouse Facilities	$1,600,000	2,950,000	4,550,000	$668,484
Fannie Mae repurchase agreement, uncommitted line and open maturity	—	1,500,000	1,500,000	50,815
Total Agency Warehouse Facilities	$1,600,000	4,450,000	6,050,000	$719,299
(1)	Includes borrowings under pre-Agency sublimit.

During 2026, the following amendments to the Company’s Agency Warehouse Facilities were executed in the normal course of business to support the Company’s business. No other material modifications have been made to the Agency Warehouse Facilities during the year.

The maturity date of Agency Warehouse Facility #1 was extended to August 25, 2027, and the interest rate was decreased from SOFR plus 130 basis points to SOFR plus 120 basis points.

The maturity date of Agency Warehouse Facility #2 was extended to March 1, 2027, and the interest rate was decreased from SOFR plus 130 basis points to SOFR plus 120 basis points.

The maturity date of Agency Warehouse Facility #3 was extended to May 14, 2027, and the interest rate was decreased from SOFR plus 130 basis points to SOFR plus 120 basis points.

The maturity date of Agency Warehouse Facility #4 was extended to June 22, 2027.

The maturity date of Agency Warehouse Facility #5 was extended to September 9, 2027, and the interest rate was decreased from SOFR plus 145 basis points to SOFR plus 135 basis points.

On May 29, 2026, the Company executed an agreement to establish Agency Warehouse Facility #6. The Company has a master repurchase agreement with a multinational bank for a $750.0 million uncommitted advance credit facility that is scheduled to mature on May 28, 2027. The facility provides the Company with the ability to fund Agency loans up to the uncommitted amount and has a sublimit of $188.0 million for certain loans that are bridge loans (“pre-Agency loans”). Advances for Agency loans are made at 100% of loan balances and bear interest at a rate of SOFR plus 130 basis points. Advances for Fannie Mae and Freddie Mac pre-Agency loans are made at 95% of loan balances for 180 days and 90% of loan balances thereafter. Advances for HUD and FHA pre-Agency loans are made at 90% of loan balances for 180 days and 85% of loan balances thereafter. All pre-Agency loans bear interest at SOFR plus 130 basis points for 180 days and SOFR plus 140 basis points thereafter.

Corporate Notes Payable

The Company has a senior secured credit agreement, which has been amended several times, that provides for a $450.0 million term loan (the “Term Loan”) and a revolving credit facility of $50.0 million. As of September 30, 2026, the balance of the Term Loan was $443.3 million, and the revolving credit facility did not have a balance. The Company also had $400.0 million aggregate principal amount and balance outstanding of senior unsecured notes due 2033 (“Senior Notes”) as of September 30, 2026.

On October 26, 2026, the Company entered into Amendment No. 1 to the Term Loan (the “Amendment”) to, among other things, extend the maturity date of the revolving credit facility, increase the revolving credit commitments from $50 million to $150 million and the letter of credit commitments from $25 million to $75 million, and reduce the pricing of the revolving credit facility by 25 basis points.

The following table shows the components of the Corporate notes payable as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands, unless otherwise specified)	2026	2025	Interest rate and repayments
Term Loan Note Payable
Unpaid principal balance	$443,250	$446,625	Quarterly principal payments of $1.1 million
Unamortized debt discount	(2,543)	(2,688)
Unamortized debt issuance costs	(7,380)	(8,681)
Carrying balance	$433,327	$435,256

Senior Notes
Unpaid principal balance	$400,000	$400,000	No recurring principal payments. Stated interest rate is 6.625% Interest rate swapped to SOFR + 257 basis points.
Fair value adjustment (NOTE 10)	(22,484)	927
Unamortized debt issuance costs	(6,234)	(6,965)
Carrying balance	$371,282	$393,962

Corporate notes payable	$804,609	$829,218

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2026.

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

(ii)	Servicing & Asset Management (“SAM”)—SAM’s activities include: (i) servicing and asset-managing the portfolio of loans the Company (a) originates and sells to the Agencies, including indemnified and repurchased loans from the Agencies, (b) brokers to certain life insurance companies, and (c) originates through its principal lending and investing activities, (ii) managing third-party capital invested in commercial real estate assets through senior secured debt or limited partnership equity instruments, e.g., preferred equity, mezzanine debt, etc., either through funds or direct investments, and (iii) managing third-party capital invested in tax credit equity funds focused on the LIHTC sector and other commercial real estate.

SAM earns revenue mainly through fees for servicing and asset-managing the loans in the Company’s servicing portfolio and asset management fees for managing third-party capital. Direct internal, including compensation, and external costs that are specific to SAM are included within the results of this reportable segment.

(iii)	Corporate—The Corporate segment consists primarily of the Company’s treasury operations and other corporate-level activities. The Company’s treasury activities include monitoring and managing liquidity and funding requirements, including corporate debt. Other corporate-level activities include equity-method investments, accounting, information technology, legal, human resources, marketing, internal audit, and various other corporate groups (“support functions”). The Company does not allocate costs from these support functions to the CM or SAM segments in presenting segment operating results. The Company allocates interest expense and income tax expense. Corporate debt and the related interest expense are allocated first based on specific acquisitions where debt was directly used to fund the acquisition, such as the acquisition of Alliant, and then based on the remaining segment assets. Income tax expense is allocated proportionally based on income before taxes at each segment, except for significant one-time tax activities, which are allocated entirely to the segment impacted by the tax activity.

The following tables provide a summary and reconciliation of each segment’s results for the three months ended September 30, 2026 and 2025.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended September 30, 2026
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$79,528	$1,729	$—	$81,257
Fair value of expected net cash flows from servicing, net of guaranty obligation	29,196	—	—	29,196
Servicing fees	—	87,690	—	87,690
Property sales broker fees	19,780	—	—	19,780
Investment management fees	—	8,583	—	8,583
Net warehouse interest income (expense)	630	258	—	888
Placement fees and other interest income	—	34,785	2,356	37,141
Other revenues	18,631	15,256	27	33,914
Total revenues	$147,765	$148,301	$2,383	$298,449

Expenses
Personnel(1)	$119,671	$21,598	$23,424	$164,693
Amortization and depreciation	1,146	57,636	2,780	61,562
Provision (benefit) for credit losses	—	(4,232)	—	(4,232)
Interest expense on corporate debt	4,154	9,561	1,615	15,330
Indemnified and repurchased loan expenses, net	—	63,072	—	63,072
Other operating expenses	7,739	16,013	21,446	45,198
Total expenses	$132,710	$163,648	$49,265	$345,623
Income (loss) before taxes	$15,055	$(15,347)	$(46,882)	$(47,174)
Income tax expense (benefit)	3,302	(3,148)	(10,460)	(10,306)
Net income (loss) before noncontrolling interests and temporary equity holders	$11,753	$(12,199)	$(36,422)	$(36,868)
Less: net income (loss) from noncontrolling interests	—	32	—	$32
Less: net income (loss) attributable to temporary equity holders	358	—	—	358
Walker & Dunlop net income (loss)	$11,395	$(12,231)	$(36,422)	$(37,258)

Diluted EPS	$0.35	$(0.38)	$(1.12)	$(1.15)
Operating margin	10%	(10)%	(1,967)%	(16)%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

Segment Results (dollars in thousands, except per share data and ratios)	For the three months ended September 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$96,147	$1,698	$—	$97,845
Fair value of expected net cash flows from servicing, net of guaranty obligation	48,657	—	—	48,657
Servicing fees	—	85,189	—	85,189
Property sales broker fees	26,546	—	—	26,546
Investment management fees	—	6,178	—	6,178
Net warehouse interest income (expense)	(2,035)	—	—	(2,035)
Placement fees and other interest income	—	42,123	4,179	46,302
Other revenues	11,439	15,440	2,114	28,993
Total revenues	$180,754	$150,628	$6,293	$337,675

Expenses
Personnel(1)	$131,113	$23,304	$23,001	$177,418
Amortization and depreciation	1,146	56,991	1,904	60,041
Provision (benefit) for credit losses	—	949	—	949
Interest expense on corporate debt	4,535	10,404	1,512	16,451
Indemnified and repurchased loan expenses, net	—	3,526	—	3,526
Other operating expenses	5,647	4,944	22,762	33,353
Total expenses	$142,441	$100,118	$49,179	$291,738
Income (loss) before taxes	$38,313	$50,510	$(42,886)	$45,937
Income tax expense (benefit)	10,383	13,578	(11,445)	12,516
Net income (loss) before noncontrolling interests	$27,930	$36,932	$(31,441)	$33,421
Less: net income (loss) from noncontrolling interests	—	(31)	—	(31)
Walker & Dunlop net income (loss)	$27,930	$36,963	$(31,441)	$33,452

Diluted EPS	$0.81	$1.09	$(0.92)	$0.98
Operating margin	21%	34%	(681)%	14%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

The following tables provide a summary and reconciliation of each segment’s results and balances as of and for the nine months ended September 30, 2026 and 2025.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the nine months ended September 30, 2026
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$258,251	$4,431	$—	$262,682
Fair value of expected net cash flows from servicing, net of guaranty obligation	123,786	—	—	123,786
Servicing fees	—	259,827	—	259,827
Property sales broker fees	45,746	—	—	45,746
Investment management fees	—	25,716	—	25,716
Net warehouse interest income (expense)	504	778	—	1,282
Placement fees and other interest income	—	94,344	7,941	102,285
Other revenues	50,705	35,102	(661)	85,146
Total revenues	$478,992	$420,198	$7,280	$906,470

Expenses
Personnel(1)	$345,580	$62,462	$72,389	$480,431
Amortization and depreciation	3,438	174,211	7,576	185,225
Provision (benefit) for credit losses	—	20,852	—	20,852
Interest expense on corporate debt	12,164	29,043	4,285	45,492
Indemnified and repurchased loan expenses, net	—	80,017	—	80,017
Other operating expenses	23,739	27,212	62,652	113,603
Total expenses	$384,921	$393,797	$146,902	$925,620
Income (loss) before taxes	$94,071	$26,401	$(139,622)	$(19,150)
Income tax expense (benefit)	23,768	7,665	(34,481)	(3,048)
Net income (loss) before noncontrolling interests and temporary equity holders	$70,303	$18,736	$(105,141)	$(16,102)
Less: net income (loss) from noncontrolling interests	—	1,018	—	$1,018
Less: net income (loss) attributable to temporary equity holders	1,261	—	—	1,261
Walker & Dunlop net income (loss)	$69,042	$17,718	$(105,141)	$(18,381)

Total assets	$1,442,702	$2,364,973	$452,338	$4,260,013
Diluted EPS	$2.37	$0.60	$(3.60)	$(0.63)
Operating margin	20%	6%	(1,918)%	(2)%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

Segment Results and Total Assets (dollars in thousands, except per share data and ratios)	As of and for the nine months ended September 30, 2025
Revenues	CM	SAM	Corporate	Consolidated
Loan origination and debt brokerage fees, net	$235,208	$3,327	$—	$238,535
Fair value of expected net cash flows from servicing, net of guaranty obligation	129,621	—	—	129,621
Servicing fees	—	251,103	—	251,103
Property sales broker fees	55,031	—	—	55,031
Investment management fees	—	23,437	—	23,437
Net warehouse interest income (expense)	(4,581)	—	—	(4,581)
Placement fees and other interest income	—	104,396	11,103	115,499
Other revenues	40,836	41,003	3,798	85,637
Total revenues	$456,115	$423,266	$14,901	$894,282

Expenses
Personnel(1)	$334,020	$65,593	$61,083	$460,696
Amortization and depreciation	3,433	167,371	5,794	176,598
Provision (benefit) for credit losses	—	6,481	—	6,481
Interest expense on corporate debt	13,190	31,145	4,397	48,732
Indemnified and repurchased loan expenses, net	—	5,066	—	5,066
Other operating expenses	17,191	17,386	64,577	99,154
Total expenses	$367,834	$293,042	$135,851	$796,727
Income (loss) before taxes	$88,281	$130,224	$(120,950)	$97,555
Income tax expense (benefit)	24,849	36,657	(34,046)	27,460
Net income (loss) before noncontrolling interests	$63,432	$93,567	$(86,904)	$70,095
Less: net income (loss) from noncontrolling interests	—	(63)	—	(63)
Walker & Dunlop net income (loss)	$63,432	$93,630	$(86,904)	$70,158

Total assets	$2,866,772	$2,399,578	$530,925	$5,797,275
Diluted EPS	$1.85	$2.74	$(2.54)	$2.05
Operating margin	19%	31%	(812)%	11%
(1)	Personnel expense is primarily composed of the cost of salaries and benefits, payroll taxes, subjective and objective bonuses, commissions, retention bonuses, and stock-based compensation.

NOTE 9—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

A summary of the Company’s goodwill by reportable segments as of and for the nine months ended September 30, 2026 and 2025 follows:

	As of and for the nine months ended September 30,
(in thousands)	2026			2025
Roll Forward of Gross Goodwill	CM	SAM	Consolidated(1)	CM	SAM	Consolidated(1)
Beginning balance	$524,189	$439,521	$963,710	$524,189	439,521	$963,710
Additions from acquisitions	—	—	—	—	—	—
Ending gross goodwill balance	$524,189	$439,521	$963,710	$524,189	$439,521	$963,710

Roll Forward of Accumulated Goodwill Impairment
Beginning balance	$95,000	$—	$95,000	$95,000	$—	$95,000
Impairment	—	—	—	—	—	—
Ending accumulated goodwill impairment	$95,000	$—	$95,000	$95,000	$—	$95,000

Goodwill	$429,189	$439,521	$868,710	$429,189	$439,521	$868,710
(1)	For all the periods presented, no goodwill was allocated to the Corporate reportable segment.

Other Intangible Assets

Activity related to other intangible assets for the nine months ended September 30, 2026 and 2025 follows:

	As of and for the nine months ended
	September 30,
Roll Forward of Other Intangible Assets (in thousands)	2026	2025
Beginning balance	$141,877	$156,893
Amortization	(11,262)	(11,262)
Ending balance	$130,615	$145,631

The following table summarizes the gross value, accumulated amortization, and net carrying value of the Company’s other intangible assets as of September 30, 2026 and December 31, 2025:

Components of Other Intangible Assets (in thousands)	September 30, 2026	December 31, 2025
Gross value	$203,198	$208,782
Accumulated amortization	(72,583)	(66,905)
Net carrying value	$130,615	$141,877

The expected amortization of other intangible assets shown on the Condensed Consolidated Balance Sheet as of September 30, 2026 is shown in the table below. Actual amortization may vary from these estimates.

(in thousands)	Expected
Three Months Ending December 31,	Amortization
2026	$3,754
Year Ending December 31,
2027	$15,016
2028	15,016
2029	14,952
2030	14,946
2031	14,257
Thereafter	52,674
Total	$130,615

Contingent Consideration Liabilities

A summary of the Company’s contingent consideration liabilities, which are included in Other liabilities on the Condensed Consolidated Balance Sheets, for the nine months ended September 30, 2026 and 2025 follows:

	As of and for the nine months ended
	September 30,
Roll Forward of Contingent Consideration Liabilities (in thousands)	2026	2025
Beginning balance	$9,663	$30,537
Accretion	38	99
Fair value adjustments	106	—
Payments	(8,646)	(11,354)
Ending balance	$1,161	$19,282

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

A description of the valuation methodologies used for assets and liabilities measured at fair value on both a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

●	Derivative Instruments—Designated Derivatives and Hedged Item—The Company determines the fair value of the interest rate swap and hedged item using observable market data to determine the expected net cash flows of the receive-fixed and pay-variable legs and is classified as Level 2 of the valuation hierarchy.
●	Derivative Instruments—Undesignated Derivatives—These derivative positions primarily consist of interest rate lock commitments and forward sale agreements to the Agencies related to the Company’s mortgage banking activities. The fair value of these instruments is estimated using a discounted cash flow model developed based on changes in the U.S. Treasury rate and other observable market data. The value was determined after considering the potential impact of collateralization, adjusted to reflect the nonperformance risk of both the counterparty and the Company, and is classified within Level 2 of the valuation hierarchy.
●	Loans Held for Sale, at fair value—All loans held for sale, at fair value presented on the Condensed Consolidated Balance Sheets are reported at fair value. The Company determines the fair value of the loans held for sale using discounted cash flow models that incorporate quoted observable inputs from market participants, such as changes in the U.S. Treasury rate. Therefore, the Company classifies these loans held for sale as Level 2.
●	Pledged Securities—Investments in money market funds are valued using quoted market prices from recent trades and typically have maturities of 90 days or less. Therefore, the Company classifies this portion of pledged securities as Level 1. The Company determines the fair value of its AFS Agency mortgage-backed securities (“Agency MBS”) using third-party estimates of fair value. Consequently, the Company classifies this portion of pledged securities as Level 2. Additional details on pledged securities are included in NOTE 12.
●	Real estate held for sale—The Company classifies its (i) OREO asset that was acquired from a repurchase and (ii) its other real estate obtained from an acquisition several years ago (all included as components of Other assets on the Condensed Consolidated Balance Sheets) as real estate held for sale and carries these assets at the lower of carrying amount or fair value less costs to sell on the Condensed Consolidated Balance Sheets. These assets were classified as held for use as of December 31, 2025 and as a result were not recorded at fair value on a recurring basis. They were reclassified as held for sale during 2026 and remeasured to fair value less cost to sell. The Company maximizes the use of observable inputs from either letters of intent and/or contractual sales price when available and utilizes property valuations to determine the fair value of these assets, which may incorporate standard appraisals. As of September 30, 2026, the valuations were based on letters of intent or contractual sales prices. For those valuations based on letters of intent, the prices are not observable in the broader market, they are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations. For those valuations based on contractual sales prices, those are considered Level 2 given the observable nature of the prices. Additional details on the fair value of the OREO asset are included in NOTE 5.
●	Loans held for sale—indemnified and repurchased loans—The Company initially recognized indemnified and repurchased loans at fair value and classified them as loans held for investment (included as components of Other assets on the Condensed Consolidated Balance Sheets). After initial recognition, the indemnified and repurchased loans were carried at amortized cost basis, net of allowance. In the third quarter of 2026, the Company reclassified its indemnified and repurchased loans to held for sale from held for investment as it intends to sell and/or liquidate the population of loans and carries these assets at the lower of amortized cost or fair value. LHFS—indemnified and repurchased loans are included as a component of Other assets on the Condensed Consolidated Balance Sheets, separately from Loans held for sale, at fair value. The Company utilizes property valuations, contractual sales price, or letters of intent to determine the fair value of LHFS—indemnified and repurchased loans when they are nonperforming. As of September 30, 2026, the valuations were based on letters of intent and appraisals. These valuations are considered Level 3 by the Company as they incorporate significant unobservable inputs into their valuations. Additional details on the fair value of these loans are included in NOTE 5.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy used to measure fair value:

				Balance as of
(in thousands)	Level 1	Level 2	Level 3	Period End
September 30, 2026
Assets
Loans held for sale, at fair value	$—	$694,127	$—	$694,127
Pledged securities	25,510	213,840	—	239,350
Derivative assets	—	53,545	—	53,545
Total	$25,510	$961,512	$—	$987,022

Liabilities
Derivative liabilities	$—	$34,805	$—	$34,805
Corporate notes payable —Senior Notes	—	377,515	—	377,515
Total	$—	$412,320	$—	$412,320

December 31, 2025
Assets
Loans held for sale, at fair value	$—	$1,436,350	$—	$1,436,350
Pledged securities	22,288	202,666	—	224,954
Derivative assets	—	27,216	—	27,216
Total	$22,288	$1,666,232	$—	$1,688,520

Liabilities
Derivative liabilities	$—	$1,718	$—	$1,718
Corporate notes payable —Senior Notes	—	400,927	—	400,927
Contingent consideration liabilities(1)	—	—	9,663	9,663
Total	$—	$402,645	$9,663	$412,308
(1)	Contingent Consideration Liabilities were immaterial as of September 30, 2026. NOTE 9 of the 2025 Form 10-K contains a description of the valuation methodology related to this Level 3 liability as of December 31, 2025. The “Roll Forward of Contingent Consideration Liabilities” in NOTE 9 contains a detailed roll forward of this Level 3 liability.

There were no transfers between any of the levels within the fair value hierarchy during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company transferred two non-recurring fair value measurement assets from Level 3 to Level 2. A real estate held for sale was measured using an appraisal as of March 31, 2026 (a Level 3 fair value measurement) but was measured based on contractual sales price (a Level 2 fair value measurement) as of June 30, 2026, and a second real estate held for sale was measured using an appraisal as of June 30, 2026 (a Level 3 fair value measurement) but was measured based on a contractual sales price as of September 30, 2026 (a Level 2 fair value measurement).

Undesignated derivative instruments related to the Company’s mortgage banking activities (Level 2) are outstanding for short periods of time (generally less than 60 days). Designated derivatives related to interest rate swaps are outstanding for the length of the hedged item, which currently matures on April 1, 2033.

A roll forward of derivative instruments is presented below for the three and nine months ended September 30, 2026 and 2025:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
Derivative Assets and Liabilities, net (in thousands)	2026	2025	2026	2025
Beginning balance	$24,131	$36,162	$25,498	$29,260
Settlements	(115,844)	(139,995)	(393,226)	(354,747)
Realized gains (losses) recorded in earnings(1)	91,713	103,833	367,728	325,487
Unrealized gains (losses) recorded in earnings(1)(2)	18,740	42,669	18,740	42,669
Ending balance	$18,740	$42,669	$18,740	$42,669
(1)	Realized and unrealized gains (losses) from undesignated derivatives are recognized in Loan origination and debt brokerage fees, net and Fair value of expected net cash flows from servicing, net of guaranty obligation in the Condensed Consolidated Statements of Income.
(2)	Unrealized gains (losses) from designated derivatives are recognized in Interest expense on corporate debt in the Condensed Consolidated Statements of Income.

A summary of the Company’s real estate held for sale as of and for the three and nine months ended September 30, 2026 follows. Real estate held for sale is measured at the lower of its carrying amount or fair value less estimated costs to sell. As of September 30, 2026, the ending balance reflects fair value of $20.0 million less estimated costs to sell of $0.6 million:

	As of and for the three months ended	As of and for the nine months ended
Roll Forward of Level 3 Real Estate Held for Sale (in thousands)	September 30, 2026	September 30, 2026
Beginning balance(1)	$34,982	$—
Additions and transfers from real estate held for use	—	63,160
Transfers from Level 3 to Level 2	(13,218)	(37,342)
Impairment(2)	(2,364)	(6,418)
Ending balance	$19,400	$19,400
(1)	As of and for the year ended December 31, 2025, the Company did not hold its real estate assets as held for sale.
(2)	Included as a component of Other operating expenses on the Condensed Consolidated Statements of Income.

The following table presents information about significant unobservable inputs used in the non-recurring measurement of the fair value of the Company’s Level 3 assets and liabilities as of September 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input (1)	Input Range (1)	Weighted Average
Real estate held for sale	$20,000	Market approach	Third-party indicative purchase price (LOI)	$20,000	$20,000
Loans held for sale—indemnified and repurchased loans	47,853	Market approach	Third-party indicative purchase price (LOI or BOV)	$0 - $11,371	$2,519
	16,166	Income approach	Capitalization rate	7.5%	7.5%
	4,086	Income approach	Discount Rate	12.5%	12.5%
(1)	Significant changes in this input may lead to significant changes in the fair value measurements.

The carrying amounts and the fair values of the Company's financial instruments as of September 30, 2026 and December 31, 2025 are presented below:

		September 30, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	Level 1	$183,241	$183,241	$299,315	$299,315
Restricted cash	Level 1	22,889	22,889	22,772	22,772
Pledged securities	Level 1 & 2	239,350	239,350	224,954	224,954
Loans held for sale, at fair value	Level 2	694,127	694,127	1,436,350	1,436,350
Loans held for sale—indemnified and repurchased loans(1)(2)(4)	Level 3	68,104	68,104	77,769	77,769
Loans held for investment—interim(1)(3)	Level 3	73,231	73,500	—	—
Derivative assets(1)	Level 2	53,545	53,545	27,216	27,216
Total financial assets		$1,334,487	$1,334,756	$2,088,376	$2,088,376

Financial Liabilities:
Derivative liabilities(5)	Level 2	$34,805	$34,805	$1,718	$1,718
Secured borrowings(5)	Level 2	108,278	108,278	83,402	83,402
Warehouse notes payable(6)	Level 2	762,518	762,774	1,420,272	1,420,662
Corporate notes payable(6)(7)	Level 2	804,609	820,766	829,218	847,552
Total financial liabilities		$1,710,210	$1,726,623	$2,334,610	$2,353,334
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Comprised primarily of loans with collateral-based reserves.
(3)	Comprised primarily of loans with variable interest rates.
(4)	The indemnified and repurchased loans were classified as loans held for investment as of December 31, 2025.
(5)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(6)	Carrying value includes unamortized debt issuance costs.
(7)	Carrying value includes unamortized debt discount.

Fair Value of Undesignated Derivative Instruments and Loans Held for Sale, at fair value—In the normal course of business, the Company enters into contractual commitments to originate and sell multifamily mortgage loans at fixed prices with fixed expiration dates. The commitments become effective when the borrowers "lock-in" a specified interest rate within time frames established by the Company. All mortgagors are evaluated for creditworthiness prior to the extension of the commitment. Market risk arises if interest rates move adversely between the time of the "lock-in" of rates by the borrower and the sale date of the loan to an investor.

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

The following table presents the components of fair value and other relevant information associated with the Company’s derivative instruments and loans held for sale as of September 30, 2026 and December 31, 2025:

		Fair Value Adjustment Components			Balance Sheet Location
	Notional or	Estimated		Total
	Principal	Gain	Interest Rate	Fair Value	Derivative	Derivative	Fair Value
(in thousands)	Amount	on Sale	Movement	Adjustment	Assets(1)	Liabilities(2)	Adjustment
September 30, 2026
Undesignated derivatives
Rate lock commitments	$484,887	$21,129	$(18,582)	$2,547	$14,867	$(12,320)	$—
Forward sale contracts	1,193,518	—	38,678	38,678	38,678	—	—
Loans held for sale, at fair value(3)	708,631	5,592	(20,096)	(14,504)	—	—	(14,504)
Total undesignated derivatives		$26,721	$—	$26,721	$53,545	$(12,320)	$(14,504)
Designated derivatives
Interest rate swap	400,000	—	(22,485)	(22,485)	—	(22,485)	—
Senior Notes(4)	400,000	—	22,485	22,485	—	—	22,485
Total designated derivatives		$—	$—	$—	$—	$(22,485)	$22,485
Total		$26,721	$—	$26,721	$53,545	$(34,805)	$7,981

December 31, 2025
Undesignated derivatives
Rate lock commitments	$374,384	$18,673	$(1,546)	$17,127	$17,608	$(481)	$—
Forward sale contracts	1,804,114	—	7,444	7,444	8,681	(1,237)	—
Loans held for sale, at fair value(3)	1,429,730	12,518	(5,898)	6,620	—	—	6,620
Total undesignated derivatives		$31,191	$—	$31,191	$26,289	$(1,718)	$6,620
Designated derivatives
Interest rate swap	400,000	—	927	927	927	—	—
Senior Notes(4)	400,000	—	(927)	(927)	—	—	(927)
Total designated derivatives		$—	$—	$—	$927	$—	$(927)
Total		$31,191	$—	$31,191	$27,216	$(1,718)	$5,693
(1)	Included as a component of Other assets on the Condensed Consolidated Balance Sheets.
(2)	Included as a component of Other liabilities on the Condensed Consolidated Balance Sheets.
(3)	Fair value adjustment included as an adjustment to Loans held for sale, at fair value on the Condensed Consolidated Balance Sheets.
(4)	Fair value adjustment included as an adjustment to Corporate notes payable on the Condensed Consolidated Balance Sheets.

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

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 under the two-class method. Participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the treasury-stock method.

	For the three months ended September 30,		For the nine months ended September 30,
EPS Calculations (in thousands, except per share amounts)	2026	2025	2026	2025
Calculation of basic EPS
Walker & Dunlop net income (loss)	$(37,258)	$33,452	$(18,381)	$70,158
Less: dividends and undistributed earnings allocated to participating securities	941	829	2,677	1,688
Net income (loss) applicable to common stockholders	$(38,199)	$32,623	$(21,058)	$68,470
Weighted-average basic shares outstanding	33,284	33,376	33,313	33,333
Basic EPS	$(1.15)	$0.98	$(0.63)	$2.05

Calculation of diluted EPS
Net income (loss) applicable to common stockholders	$(38,199)	$32,623	$(21,058)	$68,470
Add: reallocation of dividends and undistributed earnings based on assumed conversion	—	—	—	—
Net income (loss) allocated to common stockholders	$(38,199)	$32,623	$(21,058)	$68,470
Weighted-average basic shares outstanding	33,284	33,376	33,313	33,333
Add: weighted-average diluted non-participating securities	—	21	—	22
Weighted-average diluted shares outstanding	33,284	33,397	33,313	33,355
Diluted EPS	$(1.15)	$0.98	$(0.63)	$2.05

The assumed proceeds used for calculating the dilutive impact of restricted stock awards under the treasury-stock method include the unrecognized compensation costs associated with the awards. For the three and nine months ended September 30, 2026, 1.0 million average restricted shares and 0.9 million average restricted shares, respectively, were excluded from the computation of diluted EPS under the treasury-stock method. For the three and nine months ended September 30, 2025, 139 thousand average restricted shares and 221 thousand average restricted shares, respectively, were excluded from the computation. These average restricted shares were excluded from the computation of diluted EPS under the treasury-stock method because the effect would have been anti-dilutive (the exercise price of the options, or the grant date market price of the restricted shares, was greater than the average market price of the Company’s shares of common stock during the periods presented).

In February 2026, the Company’s Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of the Company’s common stock over a 12-month period beginning on February 26, 2026 (the “2026 Stock Repurchase Program”). During the three months ended March 31, 2026, the Company repurchased 283 thousand shares under the 2026 Stock Repurchase Program at a weighted-average price of $47.13 per share and immediately retired the shares, reducing stockholders’ equity by $13.3 million. The Company did not repurchase any shares under the 2026 Stock Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, the Company had $61.7 million of authorized share repurchase capacity remaining under the 2026 Stock Repurchase Program.

During each of the three months ended March 31, June 30, and September 30, 2026, the Company paid a dividend of $0.68 per share. On November 4, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the fourth quarter of 2026. The dividend will be paid on December 4, 2026 to all holders of record of the Company’s restricted and unrestricted common stock as of November 20, 2026.

The Company awarded $5.5 million and $6.1 million of stock to settle compensation liabilities, a non-cash transaction, for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company is generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program. The Company is required to secure these obligations by assigning restricted cash balances and securities to Fannie Mae, which are classified as Pledged securities, at fair value on the Condensed Consolidated Balance Sheets. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires restricted liquidity for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Pledged securities held in the form of money market funds holding U.S. Treasuries are discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the restricted liquidity requirements. As seen below, the Company held the majority of its pledged securities in Agency MBS as of September 30, 2026. The majority of the loans for which the Company has risk-sharing are Tier 2 loans.

The Company is in compliance with the September 30, 2026 collateral requirements as outlined above. As of September 30, 2026, reserve requirements for the DUS loan portfolio will require the Company to fund $91.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within the at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. The Company generates sufficient cash flow from its operations to meet these capital standards and does not expect any future changes to have a material impact on its operations; however, any future increases to collateral requirements may adversely impact the Company’s available cash.

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate the Company's servicing authority for all or some of the portfolio if, at any time, it determines that the Company's financial condition is not adequate to support its obligations under the DUS agreement. The Company is required to maintain acceptable net worth, as defined in the agreement, and the Company satisfied the requirements as of September 30, 2026. The net worth requirement is derived primarily from unpaid principal balances on Fannie Mae loans and the level of risk-sharing. As of September 30, 2026, the net worth requirement was $364.8 million, and the Company's net worth, as defined in the requirements, was $895.8 million, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2026, the Company was required to maintain at least $72.6 million of liquid assets to meet operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, and Ginnie Mae, and the Company had operational liquidity, as defined in the requirements, of $153.7 million as of September 30, 2026, as measured at the Company’s wholly owned operating subsidiary, Walker & Dunlop, LLC.

Pledged Securities, at Fair Value—Pledged securities, at fair value on the Condensed Consolidated Balance Sheets consisted of the following balances as of September 30, 2026 and 2025, and December 31, 2025 and 2024:

	September 30,		December 31,
Pledged Securities (in thousands)	2026	2025	2025	2024
Restricted cash	$5,557	$8,807	$17,419	$3,015
Money market funds	19,953	9,769	4,869	20,457
Total pledged cash and cash equivalents	$25,510	$18,576	$22,288	$23,472
Agency MBS	213,840	203,154	202,666	183,432
Total pledged securities, at fair value	$239,350	$221,730	$224,954	$206,904

The information in the preceding table is presented to reconcile beginning and ending cash, cash equivalents, restricted cash, and restricted cash equivalents in the Condensed Consolidated Statements of Cash Flows as more fully discussed in NOTE 2.

The Company’s investments included within Pledged securities, at fair value consist primarily of money market funds and Agency debt securities. The investments in Agency debt securities consist of multifamily Agency MBS and are all accounted for as AFS securities. A detailed discussion of the Company’s accounting policies regarding the allowance for credit losses for AFS securities is included in NOTE 2 of the Company’s 2025 Form 10-K. The following table provides additional information related to the Agency MBS as of September 30, 2026 and December 31, 2025:

Fair Value and Amortized Cost of Agency MBS (in thousands)	September 30, 2026	December 31, 2025
Fair value	$213,840	$202,666
Amortized cost	213,728	200,469
Total gains for securities with net gains in AOCI	2,046	3,247
Total losses for securities with net losses in AOCI	(1,934)	(1,050)
Fair value of securities with unrealized losses	177,253	124,684

Pledged securities with a fair value of $104.2 million, an amortized cost of $105.2 million, and a net unrealized loss of $1.0 million have been in a continuous unrealized loss position for more than 12 months. All securities that have been in a continuous loss position are Agency debt securities that carry a guarantee of the contractual payments; therefore, an allowance for credit losses has not been recorded.

The following table provides contractual maturity information related to Agency MBS. The money market funds invest in short-term Federal Government and Agency debt securities and have no stated maturity date.

	September 30, 2026
Detail of Agency MBS Maturities (in thousands)	Fair Value	Amortized Cost
Within one year	$2,503	$2,510
After one year through five years	96,730	96,797
After five years through ten years	105,627	105,649
After ten years	8,980	8,772
Total	$213,840	$213,728

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

As of September 30, 2026 and December 31, 2025, the assets and liabilities of the consolidated tax credit funds were insignificant. The table below presents the assets and liabilities of the Company’s consolidated joint venture development VIEs included on the Condensed Consolidated Balance Sheets:

Consolidated VIEs (in thousands)	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$369	$439
Restricted cash	1,843	2,452
Receivables, net	32,560	27,570
Other assets	11,718	7,257
Total assets of consolidated VIEs	$46,490	$37,718

Liabilities:
Other liabilities	$14,482	$9,888
Total liabilities of consolidated VIEs	$14,482	$9,888

The table below presents the carrying value and classification of the Company’s interests in nonconsolidated VIEs included on the Condensed Consolidated Balance Sheets:

Nonconsolidated VIEs (in thousands)	September 30, 2026	December 31, 2025
Assets
Committed investments in tax credit equity	$226,879	$241,401
Other assets: Equity-method investments	96,462	93,018
Total interests in nonconsolidated VIEs	$323,341	$334,419

Liabilities
Commitments to fund investments in tax credit equity	$221,474	$219,949
Total commitments to fund nonconsolidated VIEs	$221,474	$219,949

Maximum exposure to losses(1)(2)	$323,341	$334,419
(1)	Maximum exposure is determined as “Total interests in nonconsolidated VIEs.” The maximum exposure for the Company’s investments in tax credit equity is limited to the carrying value of its investment, as there are no funding obligations or other commitments related to the nonconsolidated VIEs other than the amounts presented in the table above.
(2)	Based on historical experience and the underlying expected cash flows from the underlying investment, the maximum exposure to loss is not representative of the actual loss, if any, that the Company may incur.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause actual results to differ significantly from those expressed or contemplated in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

●	the future of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), including their existence, relationship to the U.S. federal government, recapitalization, origination capacities, and their impact on our business;
●	our obligations to repurchase or indemnify the GSEs for loans we originate under their programs and any potential losses we may incur as a result, including our decision to accelerate our disposition and liquidation strategy for previously repurchased and indemnified loans and associated collateral;
●	changes to and trends in the interest rate environment and its impact on our business;
●	our growth strategy;
●	our projected financial condition, liquidity, and results of operations;
●	our ability to obtain and maintain warehouse and other loan funding arrangements;
●	our ability to make future dividend payments or repurchase shares of our common stock;
●	availability of and our ability to attract and retain qualified personnel and our ability to develop and retain relationships with borrowers, key principals, and lenders;
●	degree and nature of our competition;
●	changes in governmental regulations, policies, and programs, tax laws and rates, tariffs and global trade policies, and similar matters, and the impact of such regulations, policies, and actions;
●	our ability to comply with the laws, rules, and regulations applicable to us, including additional regulatory requirements for broker-dealer and other financial services firms;
●	trends in the commercial real estate finance market, commercial real estate values, the credit and capital markets, or the general economy, including rent growth and demand for multifamily housing and low-income housing tax credits;
●	general volatility of the capital markets and the market price of our common stock; and
●	other risks and uncertainties associated with our business described in our 2025 Form 10-K and our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission.

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

Our business is driven by two primary sources of revenues:

(i)	Transaction-related revenues, which include loan origination and debt brokerage fees, property sales broker fees, and other revenues earned when we facilitate financing or execute transactions for our customers. These revenues are influenced by market conditions and commercial real estate transaction activity.
(ii)	Recurring fee-based revenues, which include loan servicing fees, asset management fees, and related income streams generated from our loan servicing portfolio and assets under management. These revenues are contractual in nature, more stable than transaction-related revenues, and largely tied to the size and composition of our loan servicing portfolio and assets under management.

A core element of our strategy is to convert transaction activity into contractual, long-duration, recurring revenue streams. When we originate loans—particularly through Agency programs—we typically retain the right to service those loans, which increases the size of our commercial real estate loan servicing portfolio, and generates ongoing cash flows over the life of the loan. Our strategy has established Walker & Dunlop as the sixth largest commercial real estate loan servicer in the U.S. As of September 30, 2026, we serviced $146.6 billion of commercial real estate loans (primarily multifamily) that provide durable, largely prepayment protected cash flows. This servicing platform is a foundational component of our business that supports our ability to invest in growth initiatives.

Business Mix and Growth Strategy

Our business is currently driven primarily by our multifamily-focused lending, brokerage, property sales and servicing activities in the United States. These operations benefit from our long-standing relationships with the Agencies and other institutional capital providers, as well as our scale within the multifamily sector.

Over the past several years, we have been investing in expanding and diversifying our service offerings to commercial real estate owners and investors, including appraisal, valuation, research, investment banking, and additional investment management services. We have also been expanding our lending, brokerage, and property sales capabilities across other commercial real estate asset classes, including hospitality, industrial, and digital infrastructure and expanding our presence and service offerings in Europe to better serve many of our institutional clients that operate global investment strategies. These initiatives represent long-term growth opportunities. Many of these businesses are currently operating at or near break-even as we continue to invest in their development. As a result, our near-term financial performance continues to be driven predominantly by our core multifamily lending, brokerage, property sales services, loan servicing, and investment management platforms.

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

Capital Markets (“CM”)

CM provides a comprehensive range of commercial real estate finance products to our customers, including Agency lending, debt brokerage, property sales, appraisal and valuation services, and real estate-related investment banking and advisory services, including housing market research. Our long-established relationships with the Agencies and institutional investors enable us to offer a broad range of loan products and services to our customers. We provide property sales services to owners and developers of multifamily and hospitality properties and commercial real estate appraisals for various lenders and investors. Additionally, we earn subscription fees for our housing-related research. The primary services within CM are described below. For additional information on our CM services, refer to Item 1. Business in our 2025 Form 10-K.

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

Property Sales

We offer nationwide property sales brokerage services to owners and developers of multifamily and hospitality properties that are seeking to sell these properties. Through these property sales brokerage services, we seek to maximize proceeds and certainty of closure for our clients using our knowledge of the commercial real estate and capital markets and relying on our experienced transaction professionals. We receive a sales commission for brokering the sale of these assets on behalf of our clients, and we often are able to provide financing for the purchaser of the properties through our Agency lending or debt brokerage services. Our geographical reach covers many major markets in the United States, and our service offerings include sales of land, student, senior housing, hospitality, and affordable properties. We have broadened the types of assets we sell, increased the number of property sales brokers, and expanded the geographical reach of this platform through hiring and acquisitions and intend to continue this expansion in support of our growth strategy. Our property sales services are executed through our subsidiary Walker & Dunlop Investment Sales, LLC.

Housing Market Research and Real Estate Investment Banking Services

We are a nationally recognized housing market research and investment banking firm that enhances the information we provide to our clients and increases our access to high-quality market insights in many areas of the housing market, including construction trends, demographics, housing demand and mortgage finance. We generate revenues through the sale of housing market research data and related publications to banks, investment banks and other financial institutions. We are also a leading independent investment bank providing comprehensive M&A advisory services and capital markets solutions to our clients within the housing and commercial real estate sectors. We sell our research and investment banking services through our subsidiary WDIB, LLC d/b/a Zelman & Associates.

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

Investment Management

We are the operator of a private commercial real estate investment adviser focused on the management of senior debt, mezzanine debt, preferred equity, and joint venture (“JV”) equity investments in commercial real estate funds. Our current regulatory assets under management (“AUM”) is $2.8 billion, primarily consisting of four equity investment vehicles: Fund IV, Fund V, Fund VI, and Fund VII (the “Equity Funds”) and two credit funds, Debt Fund I and Debt Fund II (the “Debt Funds” and, together with the Equity Funds, the “Funds”), as well as separate accounts managed primarily for life insurance companies and a preferred equity JV with a large Canadian pension fund. AUM for the Funds and for the separate accounts consists of both unfunded commitments and funded investments. Unfunded commitments are highest during the fundraising and investment phases. We receive management fees based on both unfunded commitments and funded investments. Additionally, with respect to the Funds, we receive a percentage of the return above the fund return hurdle rate specified in the fund agreements. We are a co-investor in the Funds and certain separate accounts. We offer these investment management services through our subsidiary, WDIP.

Affordable Housing Real Estate Services

We provide affordable housing investment management and real estate services through our subsidiaries, collectively known as Walker & Dunlop Affordable Equity (“WDAE”). We are one of the largest tax credit syndicators and affordable housing developers in the U.S. and provide alternative investment management services focused on the affordable housing sector through LIHTC syndication and development of affordable housing projects through joint ventures. Our affordable housing investment management team works with our developer clients to identify properties that will generate LIHTCs and meet our affordable investors’ needs, and forms limited partnership funds (“LIHTC funds”) with third-party investors that invest in the limited partnership interests in these properties and earns a syndication fee for these services. We serve as the general partner of these LIHTC funds, and we receive fees, such as asset management fees, and a portion of refinance and disposition proceeds as compensation for our work as the general partner of the fund.

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

We provide LIHTC investment management services and make non-managing investments in developer joint ventures through WDAE.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates based on certain judgments and assumptions that are inherently uncertain and affect reported amounts. The estimates and assumptions are based on historical experience and other factors management believes to be reasonable. Actual results may differ from those estimates and assumptions, and the use of different judgments and assumptions may have a material impact on our results. The following critical accounting estimates involve significant estimation uncertainty that may have or is reasonably likely to have a material impact on our financial condition or results of operations. Additional information about our critical accounting estimates and other significant accounting policies is discussed in NOTE 2 of the consolidated financial statements in our 2025 Form 10-K.

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

Property Valuations. As noted above, property valuations are a key component of our collateral-based reserves for our risk-sharing portfolio. Additionally, property valuations impact our impairment analyses for real estate held for use, the carrying value of real estate held for sale, the assessment of allowances for loan losses, the assessment of any expected principal losses on loan repurchase, and any subsequent fair value adjustments. Those property values are determined using (i) standard appraisals obtained from certified appraisers at national firms subjected to management review or (ii) internal management valuations using inputs and assumptions such as capitalization rates (“cap rates”), net operating income of the property, vacancy rates, bad debt expense, and rental rates. The appraisals often include assumptions about comparable sales and cap rates, among other things. Management reviews those assumptions against its own experience and market data to assess the reasonableness of the assumptions and the resulting property valuations. When management determines the property valuation using an internal model, management maximizes the use of its historical experience with the property and market data from well-recognized data providers. We also may benchmark our historical experience with external data sources to assess the reasonableness of our inputs and assumptions.

We believe our property valuations are reasonable and in line with those a market participant would develop. However, actual sales prices for these properties may differ from the estimates used by management. Additionally, significant changes in the assumptions or judgments would have a significant impact on our reserves and impairment analyses and thus our reported financial results. As noted above, with respect to the property valuations and associated reserves for our risk-sharing portfolio, we have not experienced significant changes between the time of initial reserve and final settlement.

Goodwill. As of both September 30, 2026 and December 31, 2025, we reported goodwill of $868.7 million. Goodwill represents the excess of cost over the identifiable net assets of businesses acquired. Goodwill is assigned to the reporting unit to which the acquisition relates. Goodwill is recognized as an asset and is reviewed for impairment annually as of October 1. Between annual impairment analyses, we perform an evaluation of recoverability, when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Impairment testing requires an assessment of qualitative factors to determine if there are indicators of potential impairment, followed by, if necessary, an assessment of quantitative factors. These factors include, but are not limited to, whether there has been a significant or adverse change in the business climate that could affect the value of an asset and/or significant or adverse changes in cash flow projections or earnings forecasts. These assessments require management to make judgments, assumptions, and estimates about projected cash flows, discount rates, and other factors.

Overview of Current Business Environment

During the third quarter of 2026, the U.S. macroeconomic environment remained resilient but continued to face elevated uncertainty due to geopolitical tensions, persistent inflationary pressures, and higher long-term interest rates, shown more fully in the graphs below.

Inflation remained elevated during the quarter, driven in part by higher energy prices, with the Consumer Price Index (“CPI”) rising 3.7% year over year in September 2026 and core CPI rising 2.6%. The labor market remained relatively stable but continued to show signs of moderating growth, with September 2026 non-farm payroll growth of 29,000 and unemployment of 4.2%.

At its September 2026 meeting, the Federal Reserve increased the federal funds target range by 25 basis points to 3.75% to 4.00%, reflecting continued concerns regarding elevated inflation. Longer-term interest rates increased significantly during the quarter, with the 10-year U.S. Treasury yield rising from 4.44% at the end of the second quarter to 5.29% at the end of the third quarter. Elevated borrowing costs and interest rate volatility continued to impact commercial real estate financing, transaction activity, and property valuations, contributing to ongoing uncertainty regarding the timing and pace of a broader capital markets recovery.

Within commercial real estate, capital markets remained selective, with debt capital generally available for high-quality assets and experienced sponsors, particularly through Agency and other institutional lending channels. However, elevated financing costs, interest rate volatility, and differences between buyer and seller pricing expectations continued to constrain transaction activity. Multifamily investment sales and financing opportunities remained supported by refinancing requirements for maturing loans, modest improvements in property fundamentals in many markets nationwide, and continued investor interest in the sector, although transaction execution remained highly dependent on asset quality, market conditions, and sponsorship.

In the multifamily sector, demand for rental units remained positive during the third quarter, although absorption moderated from the elevated levels experienced earlier in the year. Approximately 69,800 apartment units were absorbed nationally during the third quarter, bringing annual absorption to approximately 304,800 units. Annual deliveries declined to approximately 318,000 units for the 12 months ended September 30, 2026, approximately 46% below the peak reached in late 2024. National occupancy remained stable at approximately 95.4%, while effective asking rents increased 0.9% year over year, representing the first positive annual rent growth since the second quarter of 2025. Multifamily performance continued to vary materially by geography, with supply-constrained coastal and Midwest markets generally outperforming markets in the South and portions of the Sun Belt, where elevated supply continued to pressure rents and occupancy.

U.S. Census data indicates that, in September 2026, starts for buildings with five units or more were at a seasonally adjusted annual rate of 349,000, while permits and completions for buildings with five units or more were 503,000 and 339,000, respectively. Although the monthly construction series can be volatile, the continued decline in annual multifamily deliveries, together with the moderation in new construction activity relative to prior peak levels, supports our view that multifamily supply growth should moderate as the existing development pipeline is completed. However, permitting activity remains relatively resilient, and the substantial inventory of recently delivered units in lease-up is expected to continue creating competitive pressure in certain supply-heavy markets over the near term.

As of the end of the third quarter of 2026, we believe the multifamily market remained in a transition period characterized by elevated borrowing costs, selective capital markets activity, stabilizing occupancy, moderating new supply, and improving but still modest annual rent growth. In this environment, asset performance and transaction execution are increasingly driven by local supply-and-demand fundamentals, affordability, sponsorship quality, basis, and access to capital. We believe these conditions continue to create opportunities for well-capitalized and experienced market participants, particularly in Agency lending, debt brokerage, loan servicing, and selective property-sales activity. Elevated interest rates and uncertainty surrounding the inflation outlook are impacting borrowing costs, leverage, asset valuations, and transaction timing across commercial real estate markets.

Third party capital remains abundant and competitively priced despite a higher absolute cost of borrowing, and that is making it particularly challenging for GSE capital to compete right now, and GSE volumes were down 30% in the third quarter of 2026 compared to the third quarter of 2025.  At the same time we continue to gain market share with the GSEs, and we have consistently delivered significant growth in debt brokerage activity throughout the year, reflecting the strength of our core business during a challenging macro environment. That growth has delivered different economics throughout the year. The shift toward a higher proportion of brokered transactions reduces our blended origination fee rate and increases our personnel expense as a percentage of revenue as the absolute level of non-cash MSR income trends lower.  We are operating with the expectation that interest rates remain higher, and that third party capital remains competitively advantaged relative to GSE capital in the near term. We are focused on ensuring that we convert the shifting mix of transaction activity into the strongest possible bottom-line performance. We have assessed the operating and capital structure of the Company to ensure that our financial performance better reflects the strength of our market position, and our strategic priorities. During the fourth quarter, we initiated actions to reduce our fixed cost structure over the next 12 months, and we will realize the full benefit of these actions beginning in the second half of 2027. We are also reviewing historical investments, and we will exit or sell non-core investments that are not meeting our return thresholds. The cost reduction initiatives combined with repositioning historical investments should increase the bottom-line financial performance of our business model under current market conditions.

Consolidated Results of Operations

The following is a discussion of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. The financial results are not necessarily indicative of future results. Our quarterly results have fluctuated in the past and are expected to fluctuate in the future, reflecting the interest-rate environment, the volume of transactions, business acquisitions, regulatory actions, industry trends, and general economic conditions. The table below provides supplemental data regarding our financial performance.

SUPPLEMENTAL OPERATING DATA

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Transaction Volume (in thousands)
Debt Financing Volume	$10,284,094	$10,842,620	$34,568,659	$27,677,487
Property Sales Volume	3,493,541	4,672,875	7,301,087	8,825,750
Total Transaction Volume	$13,777,635	$15,515,495	$41,869,746	$36,503,237

Key Performance Metrics (dollars in thousands, except per share data)
Operating margin	(16)%	14%	(2)%	11%
Return on equity	(9)	8	(1)	5
Walker & Dunlop net income (loss)	$(37,258)	$33,452	$(18,381)	$70,158
Adjusted EBITDA(1)	61,093	82,084	197,004	223,861
Diluted EPS	(1.15)	0.98	(0.63)	2.05

Key Expense Metrics (as a percentage of total revenues)
Personnel expenses	55%	53%	53%	52%
Other operating expenses	15	10	13	11

	As of September 30,
Managed Portfolio (in thousands)	2026	2025
Servicing Portfolio	$146,630,832	$139,331,678
Assets under management	19,191,703	18,521,907
Total Managed Portfolio	$165,822,535	$157,853,585
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

The following table presents a period-to-period comparison of our financial results for the three- and nine-month periods ended September 30, 2026 and 2025.

FINANCIAL RESULTS

CONSOLIDATED

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Loan origination and debt brokerage fees, net	$81,257	$97,845	$(16,588)	(17)%	$262,682	$238,535	$24,147	10%
Fair value of expected net cash flows from servicing, net of guaranty obligation	29,196	48,657	(19,461)	(40)	123,786	129,621	(5,835)	(5)
Servicing fees	87,690	85,189	2,501	3	259,827	251,103	8,724	3
Property sales broker fees	19,780	26,546	(6,766)	(25)	45,746	55,031	(9,285)	(17)
Investment management fees	8,583	6,178	2,405	39	25,716	23,437	2,279	10
Net warehouse interest income (expense)	888	(2,035)	2,923	(144)	1,282	(4,581)	5,863	(128)
Placement fees and other interest income	37,141	46,302	(9,161)	(20)	102,285	115,499	(13,214)	(11)
Other revenues	33,914	28,993	4,921	17	85,146	85,637	(491)	(1)
Total revenues	$298,449	$337,675	$(39,226)	(12)	$906,470	$894,282	$12,188	1

Expenses
Personnel	$164,693	$177,418	$(12,725)	(7)%	$480,431	$460,696	$19,735	4%
Amortization and depreciation	61,562	60,041	1,521	3	185,225	176,598	8,627	5
Provision (benefit) for credit losses	(4,232)	949	(5,181)	(546)	20,852	6,481	14,371	222
Interest expense on corporate debt	15,330	16,451	(1,121)	(7)	45,492	48,732	(3,240)	(7)
Indemnified and repurchased loan expenses, net	63,072	3,526	59,546	1,689	80,017	5,066	74,951	1,479
Other operating expenses	45,198	33,353	11,845	36	113,603	99,154	14,449	15
Total expenses	$345,623	$291,738	$53,885	18	$925,620	$796,727	$128,893	16
Income (loss) before taxes	$(47,174)	$45,937	$(93,111)	(203)	$(19,150)	$97,555	$(116,705)	(120)
Income tax expense (benefit)	(10,306)	12,516	(22,822)	(182)	(3,048)	27,460	(30,508)	(111)
Net income (loss) before noncontrolling interests and temporary equity holders	$(36,868)	$33,421	$(70,289)	(210)	$(16,102)	$70,095	$(86,197)	(123)
Less: net income (loss) from noncontrolling interests	32	(31)	63	(203)	1,018	(63)	1,081	(1,716)
Less: net income (loss) attributable to temporary equity holders	358	—	358	N/A	1,261	—	1,261	N/A
Walker & Dunlop net income (loss)	$(37,258)	$33,452	$(70,710)	(211)	$(18,381)	$70,158	$(88,539)	(126)

Quarterly Results

Total revenues decreased by $39.2 million, down 12%, driven by:

●	A 12% decline in total transaction volumes, driven primarily by a 25% decrease in property sales volumes.

●	Although debt financing volumes only declined 5%, Loan origination and debt brokerage fees, net (“Origination fees”) and Fair value of expected net cash flows from servicing, net of guaranty obligation (“MSR Income”) declined by 17% and 40%, respectively, primarily due to a shift in the mix of business from Agency transactions to a relatively higher proportion of brokered transactions, which generally generate lower origination fees and MSR income than Agency transactions.

●	A decline in Property sales broker fees on lower property sales volume.

●	A decline in Placement fees and other interest income due to a decrease in the Effective Federal Funds Rate from the third quarter of 2025 to the third quarter of 2026.

●	Declines were partially offset by an increase in Servicing fees driven by growth in the servicing portfolio year over year.

●	Net warehouse interest income (expense) which switched from an expense to revenue due to the spread in short-term and long-term interest rates expanding over the last year, mainly due to lower short-term rates, and

●	Other revenues which grew as a result of higher application and appraisal fees and investment banking revenue.

Total expenses increased $53.9 million, up 18%. This was primarily driven by:

●	Higher Indemnified and repurchased loan expenses, net primarily due to a $56.3 million increase in expected principal losses on loan repurchases and fair value adjustments on the indemnified and repurchased loan portfolio as we accelerated our strategy to exit these assets, leading to further valuation adjustments in the portfolio. Additionally, there was an $18.5 million reclassification of previously recognized Provision for credit losses (refer to NOTE 5 of the condensed consolidated financial statements for additional details), resulting in a net $37.5 million of new valuation adjustments for the third quarter of 2026 driven by the acceleration of our disposition strategy.

●	Higher Other operating expenses driven by an increase in asset impairment costs related to our real estate held for sale portfolio and increases in various cost categories at our affordable operations. It was also driven up by an increase in other professional fees tied to a brokerage relationship entered into in 2026.

●	The increase in expenses was partially offset by lower Personnel expense as a result of lower commissions on lower transaction volume.

Income tax expense (benefit) changed from expense in 2025 to benefit in 2026 due to lower income before taxes and a lower actual annual effective tax rate (refer to NOTE 2 of the Condensed Consolidated Financial Statements for additional details on the calculation of the Income tax benefit).

Year-to-date Results

Total revenues increased by $12.2 million, up one percent, driven by:

●	Growth in Origination fees due to an increase in total transaction volume year over year. The increase in transaction volume was driven by a significant increase in brokered and HUD transactions, offset by declines in our Fannie Mae and Freddie Mac lending volume.

●	An increase in Servicing fees which grew as a result of the 6% growth in the average servicing portfolio year over year.

●	Net warehouse interest income (expense) changed from a net expense to a net income due to the spread in short-term and long-term rates expanding over the last year, mainly due to lower short-term rates.

●	The increase was partially offset by a decrease in MSR income as a result of declines in Fannie Mae and Freddie Mac volumes, a decline in Property sales broker fees which was driven by a decrease in property sales volume, and a

●	lower earnings rate on Placement fees and other interest income due to a decrease in the average Effective Federal Funds Rate from 2025 to 2026.

Total expenses increased by $128.9 million, up 16%, driven by:

●	Higher Indemnified and repurchased loan expenses, net primarily due to an increase in expected principal losses on loan repurchase and fair value adjustments on the indemnified and repurchased loan portfolio due to our accelerated disposition strategy. Additionally, due to the elevated number of loans and properties in this portfolio, our operating expenses related to this portfolio increased.

●	Increased Personnel expense due to higher headcount supporting our operations and higher commissions due to increased transaction volume.

●	Increased Amortization and depreciation due to higher MSR amortization resulting from growth in the servicing portfolio and increased MSR write-offs driven by higher prepayments.

●	Increased Provision for credit losses due to an increase in provision for risk-sharing obligations from new loan defaults throughout the year coupled with a negotiated increase to our Fannie Mae loss sharing arrangements for a select group of loans. The increase to loss sharing was in lieu of repurchasing the loans.

●	Higher Other operating expenses due to an increase in asset impairment costs related to our real estate held for sale portfolio and increases in various cost categories at our affordable operations. It was also driven by an increase in other professional fees tied to a brokerage relationship. Costs associated with this relationship were previously reported in Personnel expense and were reclassified to Other operating expenses to reflect an amendment to the contractual relationship.

Income tax expense (benefit) decreased due to the same factors that impacted the income tax expense (benefit) in the third quarter discussed above.

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

We believe that adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP and that adjusted EBITDA should only be used to evaluate our results of operations in conjunction with net income on both a consolidated and segment basis. Adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CONSOLIDATED

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Walker & Dunlop Net Income (Loss) to Adjusted EBITDA
Walker & Dunlop Net Income (Loss)	$(37,258)	$33,452	$(18,381)	$70,158
Income tax expense (benefit)	(10,306)	12,516	(3,048)	27,460
Interest expense on corporate debt	15,330	16,451	45,492	48,732
Amortization and depreciation	61,562	60,041	185,225	176,598
Provision (benefit) for credit losses	(4,232)	949	20,852	6,481
Loan repurchase losses and fair value adjustments (1)	56,252	—	64,866	—
Net write-offs	(161)	—	(652)	—
Stock-based compensation expense	9,102	7,332	26,436	19,838
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	—	—	4,215
MSR income	(29,196)	(48,657)	(123,786)	(129,621)
Adjusted EBITDA	$61,093	$82,084	$197,004	$223,861
(1)	Presented as a component of Indemnified and repurchased loan expenses, net in the Condensed Consolidated Statements of Income.
(2)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following table presents a period-to-period comparison of the components of adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

ADJUSTED EBITDA – CONSOLIDATED

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Loan origination and debt brokerage fees, net	$81,257	$97,845	$(16,588)	(17)%	$262,682	$238,535	$24,147	10%
Servicing fees	87,690	85,189	2,501	3	259,827	251,103	8,724	3
Property sales broker fees	19,780	26,546	(6,766)	(25)	45,746	55,031	(9,285)	(17)
Investment management fees	8,583	6,178	2,405	39	25,716	23,437	2,279	10
Net warehouse interest income (expense)	888	(2,035)	2,923	(144)	1,282	(4,581)	5,863	(128)
Placement fees and other interest income	37,141	46,302	(9,161)	(20)	102,285	115,499	(13,214)	(11)
Other revenues	33,914	28,993	4,921	17	85,146	85,637	(491)	(1)
Personnel	(155,591)	(170,086)	14,495	(9)	(453,995)	(440,858)	(13,137)	3
Net write-offs	(161)	—	(161)	N/A	(652)	—	(652)	N/A
Indemnified and repurchased loan expenses, net	(6,820)	(3,526)	(3,294)	93	(15,151)	(5,066)	(10,085)	199
Other operating expenses	(45,198)	(33,353)	(11,845)	36	(113,603)	(94,939)	(18,664)	20
Net (income) loss from noncontrolling interests and temporary equity holders	(390)	31	(421)	(1,358)	(2,279)	63	(2,342)	(3,717)
Adjusted EBITDA	$61,093	$82,084	$(20,991)	(26)	$197,004	$223,861	$(26,857)	(12)

Quarterly Results

Adjusted EBITDA decreased $21.0 million driven by: (a) lower origination and property sales broker fees, (b) lower Placement fees and other interest income which is directly correlated to lower short-term interest rates, (c) increases in Indemnified and repurchased loan expenses, net driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly this quarter compared to the same period last year, and (d) higher Other operating expenses driven by an impairment charge taken on an asset in our affordable preservation business that we began marketing for sale in early 2026 and for which we are negotiating a letter of intent to sell by the end of the year. The decline was partially offset by lower variable commission costs tied to lower transaction revenues, resulting in a reduction to personnel costs, and higher Other revenues resulting from growth in application and appraisal fees and investment banking revenue.

Year-to-date Results

Adjusted EBITDA decreased $26.9 million driven by (a) lower Placement fees and other interest income which is directly correlated to lower short-term interest rates, (b) Property sales broker fees on lower property sales volume, (c) higher Indemnified and repurchased loan expenses, net driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly in 2026 compared to 2025, and (d) higher Other operating expenses driven by asset impairment charge taken on the asset in our asset preservation business. The decrease was partially offset by (a) growth in Loan origination and debt brokerage fees net of increased Personnel costs from higher commissions, (b) higher Servicing fees due to the growth in the average servicing portfolio, and (c) higher Net warehouse interest income due to the change in short-term and long-term spreads.

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

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table presents a period-to-period comparison of the significant components of cash flows for the nine months ended September 30, 2026 and 2025.

SIGNIFICANT COMPONENTS OF CASH FLOWS

	For the nine months ended September 30,		Dollar	Percentage
(in thousands)	2026	2025	Change	Change
Net cash provided by (used in) operating activities	$749,787	$(1,467,679)	$2,217,466	(151)%
Net cash provided by (used in) investing activities	(73,973)	(64,835)	(9,138)	14
Net cash provided by (used in) financing activities	(788,549)	1,542,482	(2,331,031)	(151)
Total of cash, cash equivalents, restricted cash, and restricted cash equivalents at end of period	231,640	337,866	(106,226)	(31)

Cash flows from (used in) operating activities
Net receipt (use) of cash for loan origination activity	$721,099	$(1,593,663)	$2,314,762	(145)%
Net cash provided by (used in) operating activities, excluding loan origination activity	28,688	125,984	(97,296)	(77)

Cash flows from (used in) investing activities
Purchases of pledged AFS securities, net of proceeds from prepayments	(15,364)	(20,289)	4,925	(24)
Originations and repurchase of loans held for investment/sale	(79,148)	(24,145)	(55,003)	228
Proceeds from repayments and sales of indemnified and repurchased loans and related assets	28,426	—	28,426	N/A
Other investing activities, net	17,824	6,025	11,799	196

Cash flows from (used in) financing activities
Borrowings (repayments) of warehouse notes payable, net	$(718,232)	$1,580,848	$(2,299,080)	(145)%
Borrowings of interim warehouse notes payable	59,292	—	59,292	N/A
Repayments of corporate notes payable	(3,375)	(330,731)	327,356	(99)
Repayments of revolving credit facility	(50,000)	—	(50,000)	N/A
Borrowings of revolving credit facility	50,000	—	50,000	N/A
Repurchase of common stock	(20,190)	(10,270)	(9,920)	97
Borrowings (repayments) of secured borrowings	(24,948)	—	(24,948)	N/A
Debt issuance costs	(1,484)	(15,661)	14,177	(91)

Operating Activities

Net cash related to operating activities changed from net cash used in operating activities to net cash provided by operating activities primarily due to:

(i)	higher net cash provided in loan origination activity primarily attributable to deliveries outpacing originations in 2026 compared to 2025
(ii)	lower net cash provided by operating activities attributable to an $86.2 million decrease in net income before noncontrolling interests and temporary equity holders in 2026 compared to 2025
(iii)	lower net cash provided by other operating activities primarily due to timing of working capital needs primarily driven by changes in receivables, other assets, and in particular other liabilities driven by:
a.	a $34.7 million larger difference in cash payments for estimated tax compared to our actual estimated income tax expense due to the net loss incurred compared to prior year when estimated tax payments were more aligned with actual estimated income tax expense
b.	a $21.6 million decrease in accrued commissions due to lower GSE volumes in the third quarter of 2026 compared to 2025
c.	an $18.8 million decrease in performance deposit liabilities due to the lower outstanding loan deliveries as of September 30, 2026 and 2025
d.	a $15.5 million net increase in collateral funded for indemnified and repurchased loans.

Investing Activities

Net cash used in investing activities increased primarily due to:

(i)	a $55.0 million increase in cash used to originate loans held for investment— a combination of interim loans and loans repurchased from the GSEs in 2026.

The net cash used in investing activities was partially offset by:

(i)	a $21.9 million increase in proceeds received from the disposition of one of the assets in our repurchased loan portfolio
(ii)	a $9.3 million increase in distributions from equity-method investments included in Other investing activities, net and
(iii)	a $4.9 million reduction in the cash used to purchase pledged securities, net of proceeds from prepayments.

Financing Activities

Net cash related to financing activities changed from net cash provided by financing activities to net cash used in financing activities primarily due to:

(i)	lower Net borrowings of warehouse notes payable due to deliveries outpacing originations
(ii)	lower Net borrowings of corporate notes payable as we had more borrowings associated with the issuance of our Senior Notes in 2025 with no comparable activity in 2026
(iii)	higher Repurchase of common stock primarily due to share repurchases executed as part of our share repurchase program during 2026 with no comparable activity in 2025

(iv)	the Repayment of secured borrowings primarily due to the disposition of one of the assets in our repurchased loan portfolio. The difference between the $21.9 million of cash received from the sale of the asset in Investing Activities and the $24.9 million repayment of the secured borrowing was funded from cash flow from operations.

The change to net cash used was partially offset by:

(i)	higher Borrowings of interim warehouse notes payable used to fund the origination of loans held for investment—interim in 2026 with no comparable activity in 2025

(ii)	lower Debt issuance costs paid due to the issuance of our Senior Notes and amendment of the Term Loan in 2025 with no comparable activity in 2026.

Segment Results

The Company is managed based on our three reportable segments: (i) Capital Markets, (ii) Servicing & Asset Management, and (iii) Corporate. The segment results below are intended to present each of the reportable segments on a stand-alone basis.

Capital Markets

SUPPLEMENTAL OPERATING DATA

CAPITAL MARKETS

	For the three months ended				For the nine months ended
Transaction Volume (in thousands)	September 30,		$	%	September 30,		$	%
Components of Debt Financing Volume	2026	2025	Change	Change	2026	2025	Change	Change
Fannie Mae	$1,281,920	$2,141,092	$(859,172)	(40)%	$5,923,625	$6,767,194	$(843,569)	(12)%
Freddie Mac	1,353,487	3,664,380	(2,310,893)	(63)	5,788,494	6,225,224	(436,730)	(7)
Ginnie Mae ̶ HUD	230,965	325,169	(94,204)	(29)	1,126,188	761,776	364,412	48
Brokered(1)	7,151,472	4,512,729	2,638,743	58	21,056,552	13,400,743	7,655,809	57
Total Debt Financing Volume	$10,017,844	$10,643,370	$(625,526)	(6)%	$33,894,859	$27,154,937	$6,739,922	25%
Property sales volume	3,493,541	4,672,875	(1,179,334)	(25)	7,301,087	8,825,750	(1,524,663)	(17)
Total Transaction Volume	$13,511,385	$15,316,245	$(1,804,860)	(12)%	$41,195,946	$35,980,687	$5,215,259	14%

Key Performance Metrics (dollars in thousands, except per share data)
Net income	$11,395	$27,930	(16,535)	(59)	$69,042	$63,432	5,610	9%
Adjusted EBITDA(2)	(4,647)	(764)	(3,883)	508	(1,649)	(12,768)	11,119	(87)
Diluted EPS	0.35	0.81	(0.46)	(57)	2.37	1.85	0.52	28
Operating margin	10%	21%			20%	19%

Key Revenue Metrics
Origination fees, as a percentage of total debt financing volume	0.79%	0.90%			0.76%	0.87%
MSR income, as a percentage of Agency debt financing volume	1.02	0.79			0.96	0.94
(1)	Brokered transactions for life insurance companies, commercial banks, and other capital sources.
(2)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

	For the three months ended		For the nine months ended
	September 30,		September 30,
Mortgage Banking Details (basis points)	2026	2025	2026	2025
Origination Fee Rate (1)	79	90	76	87
Basis Point Change	(11)		(11)
Percentage Change	(12)%		(13)%
Agency MSR Rate (2)	102	79	96	94
Basis Point Change	23		2
Percentage Change	29%		2%
(1)	Origination fees as a percentage of total debt financing volume.
(2)	MSR income as a percentage of Agency debt financing volume.

FINANCIAL RESULTS

CAPITAL MARKETS

	For the three months ended				For the nine months ended
(in thousands)	September 30,		$	%	September 30,		$	%
Revenues	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$79,528	$96,147	$(16,619)	(17)%	$258,251	$235,208	$23,043	10%
MSR income	29,196	48,657	(19,461)	(40)	123,786	129,621	(5,835)	(5)
Property sales broker fees	19,780	26,546	(6,766)	(25)	45,746	55,031	(9,285)	(17)
Net warehouse interest income (expense)	630	(2,035)	2,665	(131)	504	(4,581)	5,085	(111)
Other revenues	18,631	11,439	7,192	63	50,705	40,836	9,869	24
Total revenues	$147,765	$180,754	$(32,989)	(18)	$478,992	$456,115	$22,877	5

Expenses
Personnel	$119,671	$131,113	$(11,442)	(9)%	$345,580	$334,020	$11,560	3%
Amortization and depreciation	1,146	1,146	—	—	3,438	3,433	5	0
Interest expense on corporate debt	4,154	4,535	(381)	(8)	12,164	13,190	(1,026)	(8)
Other operating expenses	7,739	5,647	2,092	37	23,739	17,191	6,548	38
Total expenses	$132,710	$142,441	$(9,731)	(7)	$384,921	$367,834	$17,087	5
Income (loss) before taxes	$15,055	$38,313	$(23,258)	(61)	$94,071	$88,281	$5,790	7
Income tax expense (benefit)	3,302	10,383	(7,081)	(68)	23,768	24,849	(1,081)	(4)
Net income (loss) before temporary equity holders	$11,753	$27,930	$(16,177)	(58)	$70,303	$63,432	$6,871	11
Less: net income (loss) attributable to temporary equity holders	358	—	358	N/A	1,261	—	1,261	N/A
Net income (loss)	$11,395	$27,930	$(16,535)	(59)	$69,042	$63,432	$5,610	9

Quarterly Results

Total revenues decreased $33.0 million, down 18%, compared to the same quarter last year, primarily driven by:

●	A 6% decrease in debt financing volume, due to declines in Agency transactions, partially offset by growth in brokered transactions. The shift in the mix of debt financing volume towards brokered transactions led to a decline in Origination fees and MSR income
●	A 25% decrease in property sales revenues was in line with the 25% decrease in property sales transactions this quarter
●	Partially offsetting the decline in revenues was our Net warehouse interest income (expense), which changed from a net expense to a net income due to the spread in short-term and long-term rates expanding over the last year, mainly due to lower short-term rates.
●	Higher application and appraisal fees and investment banking revenue also offset the decline in revenues, and drove the increase in Other revenues.

Total expenses were down 7% this quarter, or $9.7 million. This was driven by:

●	The decrease in Personnel which was primarily driven by lower commissions due to lower transaction volume and associated cash revenues.
●	The increase in Other operating expenses was driven by an increase in other professional fees tied to a brokerage relationship entered into in 2026.

Year-to-date Results

Total revenues increased $22.9 million, or 5%, primarily driven by:

●	A 25% increase in debt financing volume year to date. Debt financing volume growth was led by brokered and HUD transactions. The overall growth in debt financing volume drove Origination fees higher
●	A 5% decrease in MSR income was driven by a decrease of 12% and 7% in Fannie Mae and Freddie Mac volumes, respectively, partially offset by small improvements in the Agency MSR Rate
●	A 17% decrease in property sales revenues was in line with the decrease in property sales transactions year-to-date
●	Net warehouse interest income (expense) changed from a net expense to a net income due to the spread in short term and long term rates expanding over the last year, mainly due to lower short term rates
●	Higher application and appraisal fees and investment banking revenue drove the increase in Other revenues.

Total expenses increased $17.1 million, or 5%, primarily driven by:

●	An increase in Personnel costs due to variable commission costs tied to origination fee growth.
●	The aforementioned reclassification of the brokerage relationship, which also drove an increase in Other operating expenses on a year-to-date basis.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CAPITAL MARKETS

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$11,395	$27,930	$69,042	$63,432
Income tax expense (benefit)	3,302	10,383	23,768	24,849
Interest expense on corporate debt	4,154	4,535	12,164	13,190
Amortization and depreciation	1,146	1,146	3,438	3,433
Stock-based compensation expense	4,552	3,899	13,725	10,685
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	—	—	1,264
MSR income	(29,196)	(48,657)	(123,786)	(129,621)
Adjusted EBITDA	$(4,647)	$(764)	$(1,649)	$(12,768)
(1)	Presented as a component of Other operating expenses on Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of CM adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

ADJUSTED EBITDA

CAPITAL MARKETS

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$79,528	$96,147	$(16,619)	(17)%	$258,251	$235,208	$23,043	10%
Property sales broker fees	19,780	26,546	(6,766)	(25)	45,746	55,031	(9,285)	(17)
Net warehouse interest income (expense)	630	(2,035)	2,665	(131)	504	(4,581)	5,085	(111)
Other revenues	18,631	11,439	7,192	63	50,705	40,836	9,869	24
Personnel	(115,119)	(127,214)	12,095	(10)	(331,855)	(323,335)	(8,520)	3
Other operating expenses	(7,739)	(5,647)	(2,092)	37	(23,739)	(15,927)	(7,812)	49
Net (income) loss attributable to temporary equity holders	(358)	—	(358)	N/A	(1,261)	—	(1,261)	N/A
Adjusted EBITDA	$(4,647)	$(764)	$(3,883)	508	$(1,649)	$(12,768)	$11,119	(87)

Quarterly Results

Adjusted EBITDA decreased $3.9 million driven by lower Origination fees from the shift in transaction mix to a higher proportion of brokered transactions this quarter compared to the same quarter last year, and lower Property sales broker fees on lower property sales transaction volume. The declines in transaction-related revenues were offset by lower Personnel costs driven by lower commissions due to a decrease in transaction volume, higher Net warehouse interest income, and higher appraisal and investment banking revenues, which are a component of Other revenues. Other operating expenses were also elevated due to increased professional fees tied to a brokerage relationship entered into in 2026.

Year-to-date Results

Adjusted EBITDA increased $11.1 million compared to the same period last year primarily as a result of the growth in transaction volumes that drove a significant increase in Origination fees. Higher Net warehouse interest income and higher appraisal and investment banking revenues, which are a component of Other revenues, also drove an increase in Adjusted EBITDA. This growth was offset by an increase in variable commission costs included in Personnel that are associated with growth in transaction-related revenue and lower Property sales broker fees on lower property sales transaction volume. Other operating expenses were higher as a result of the brokerage agreement reclassification.

Servicing & Asset Management

SUPPLEMENTAL OPERATING DATA

SERVICING & ASSET MANAGEMENT

	As of September 30,		$	%
Managed Portfolio (in thousands)	2026	2025	Change	Change
Components of Servicing Portfolio
Fannie Mae	$74,324,325	$71,006,342	$3,317,983	5%
Freddie Mac	45,976,529	40,473,401	5,503,128	14
Ginnie Mae–HUD	12,025,739	11,298,108	727,631	6
Brokered(1)	14,230,739	16,553,827	(2,323,088)	(14)
Principal Lending and Investing	73,500	—	73,500	N/A
Total Servicing Portfolio	$146,630,832	$139,331,678	$7,299,154	5%
Assets under management	19,191,703	18,521,907	669,796	4
Total Managed Portfolio	$165,822,535	$157,853,585	$7,968,950	5%

	As of September 30,
Key Servicing Portfolio Metrics	2026	2025
Custodial escrow deposit balance (in billions)	$2.9	$2.8
Weighted-average servicing fee rate (basis points)	23.2	24.0
Weighted-average remaining servicing portfolio term (years)	6.9	7.4

	For the three months ended				For the nine months ended
(dollars in thousands, except per share data)	September 30,		$	%	September 30,		$	%
Key Volume and Performance Metrics	2026	2025	Change	Change	2026	2025	Change	Change
Equity syndication volume(2)	$88,444	$21,853	$66,591	305%	$300,925	$288,096	$12,829	4%
Principal Lending and Investing debt financing volume(3)	266,250	199,250	67,000	34	673,800	522,550	151,250	29
Net income (loss)	(12,231)	36,963	(49,194)	(133)	17,718	93,630	(75,912)	(81)
Adjusted EBITDA(4)	104,402	119,423	(15,021)	(13)	315,779	339,256	(23,477)	(7)
Diluted EPS	(0.38)	1.09	(1.47)	(135)	0.60	2.74	(2.14)	(78)
Operating margin	(10)%	34%			6%	31%

	As of September 30,
(in thousands)	2026		2025
Components of equity and assets under management	Equity under management	Assets under management	Equity under management	Assets under management
LIHTC	$6,879,115	$16,416,658	$6,797,955	15,795,365
Equity funds	832,324	832,324	960,956	960,956
Debt funds(5)	1,063,583	1,942,721	903,009	1,765,586
Total	$8,775,022	$19,191,703	$8,661,920	$18,521,907
(1)	Brokered loans serviced primarily for life insurance companies, commercial banks, and other capital sources.
(2)	Amount of equity called and syndicated into LIHTC funds.
(3)	Comprised solely of WDIP separate account originations.
(4)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure.”

(5)	As of September 30, 2026, included $13.8 million of equity under management and $17.1 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds. As of September 30, 2025, included $44.7 million of equity under management and $76.2 million of assets under management of Interim program JV loans. The remainder consisted of WDIP debt funds.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Servicing Fees Details (in thousands)	2026	2025	2026	2025
Average Servicing Portfolio	$146,320,209	$137,901,148	$145,463,401	$136,596,407
Dollar Change	$8,419,061		$8,866,994
Percentage Change	6%		6%
Average Servicing Fee (basis points)	23.3	24.1	23.4	24.2
Basis Point Change	(0.8)		(0.8)
Percentage Change	(3)%		(3)%

FINANCIAL RESULTS

SERVICING & ASSET MANAGEMENT

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Origination fees	$1,729	$1,698	$31	2	$4,431	$3,327	$1,104	33%
Servicing fees	87,690	85,189	2,501	3	259,827	251,103	8,724	3
Investment management fees	8,583	6,178	2,405	39	25,716	23,437	2,279	10
Net warehouse interest income	258	—	258	N/A	778	—	778	N/A
Placement fees and other interest income	34,785	42,123	(7,338)	(17)	94,344	104,396	(10,052)	(10)
Other revenues	15,256	15,440	(184)	(1)	35,102	41,003	(5,901)	(14)
Total revenues	$148,301	$150,628	$(2,327)	(2)	$420,198	$423,266	$(3,068)	(1)

Expenses
Personnel	$21,598	$23,304	$(1,706)	(7)	$62,462	$65,593	$(3,131)	(5)%
Amortization and depreciation	57,636	56,991	645	1	174,211	167,371	6,840	4
Provision (benefit) for credit losses	(4,232)	949	(5,181)	(546)	20,852	6,481	14,371	222
Interest expense on corporate debt	9,561	10,404	(843)	(8)	29,043	31,145	(2,102)	(7)
Indemnified and repurchased loan expenses, net	63,072	3,526	59,546	1,689	80,017	5,066	74,951	1,479
Other operating expenses	16,013	4,944	11,069	224	27,212	17,386	9,826	57
Total expenses	$163,648	$100,118	$63,530	63	$393,797	$293,042	$100,755	34
Income (loss) before taxes	$(15,347)	$50,510	$(65,857)	(130)	$26,401	$130,224	$(103,823)	(80)
Income tax expense (benefit)	(3,148)	13,578	(16,726)	(123)	7,665	36,657	(28,992)	(79)
Net income (loss) before noncontrolling interests	$(12,199)	$36,932	$(49,131)	(133)	$18,736	$93,567	$(74,831)	(80)
Less: net income (loss) from noncontrolling interests	32	(31)	63	(203)	1,018	(63)	1,081	(1,716)
Net income (loss)	$(12,231)	$36,963	$(49,194)	(133)	$17,718	$93,630	$(75,912)	(81)

Quarterly Results

Total revenues decreased $2.3 million, down 2%, driven by:

●	Lower Placement fees and other interest income due to a 33-basis point decrease in the average Effective Federal Funds Rate from the third quarter of 2025 to the third quarter of 2026

●	The decline was partially offset by higher investment management fees due to more capital being deployed in 2026 compared to 2025 combined with an increase in servicing fees as a result of a 6% higher average servicing portfolio balance

Total expenses increased $63.5 million, up 63%, driven by:

●	Higher Indemnified and repurchased loan expenses, net primarily due to a $56.3 million increase in expected principal losses on loan repurchase and fair value adjustments on the indemnified and repurchased loan portfolio. During the third quarter of 2026, we accelerated our disposition and liquidation strategy for these assets, leading to further valuation adjustments on this portfolio. Included in the $56.3 million loan repurchase and valuation adjustment losses was an $18.5 million reclassification of previously recognized Provision for credit losses (refer to NOTE 5 of the condensed consolidated financial statements for additional details), resulting in a net $37.5 million of new valuation adjustment losses for the third quarter of 2026.

●	Higher Other operating expenses driven by a $6.7 million increase in asset impairment costs related to an asset held at our asset preservation business and an indemnified and repurchased asset and in various other cost categories at our affordable operations.

●	The increase was partially offset by a lower Provision (benefit) for credit losses, driven primarily by an $18.5 million benefit due to the aforementioned reclassification to Indemnified and repurchased loan expenses, net. Partially reducing this benefit was a $13.3 million increase in provision for risk-sharing obligations mostly due to a negotiated increase in our loss sharing arrangements on a group of Fannie Mae loans during the third quarter of 2026. That negotiated increase was in lieu of repurchasing the loans.

Year-to-date Results

Total revenues decreased $3.1 million, down 1%, driven by:

●	Lower Placement fees and other interest income due to a 67-basis point decrease in the average Effective Federal Funds Rate from 2025 to 2026.

●	A decrease in income from our affordable development joint ventures was the primary driver of the decrease in Other revenues, partially offset by increases in various fees earned at our affordable housing investment management services.

●	Partially offsetting the aforementioned decreases was an increase in servicing fees driven by the 6% growth in the average servicing portfolio combined with higher investment management fees due to more capital being deployed in 2026 compared to 2025.

Total expenses increased $100.8 million, up 34%, driven by:

●	Higher Indemnified and repurchased loan expenses, net primarily due to a $64.9 million increase in expected principal losses on loan repurchase and fair value adjustments on the indemnified and repurchased loan portfolio. During the third quarter of 2026, we accelerated our disposition and liquidation strategy for these assets, leading to further valuation adjustments on this portfolio. Included in the $64.9 million loan repurchase and valuation adjustment losses was an $18.5 million reclassification of previously recognized Provision for credit losses (refer to NOTE 5 of the condensed consolidated financial statements for additional details), resulting in a net $46.4 million of new valuation adjustments for year-to-date 2026. Additionally, due to the elevated number of loans and properties in this portfolio, our operating expenses and initial loan repurchase costs related to this portfolio increased $10.1 million.

●	Increased Provision (benefit) for credit losses due to a $20.3 million increase in provision for risk-sharing obligations primarily driven by a negotiated increase to our loss sharing arrangements on a group of Fannie Mae loans during the third quarter of 2026. That negotiated increase was in lieu of repurchasing the loans. Additionally, the aforementioned reclassification of the indemnified and repurchased loan portfolio to held for sale resulted in a net $5.4 million reclassification of previously recognized Provision for credit losses.

●	Higher Other operating expenses primarily due to a $10.8 million increase in asset impairment costs related to both our asset preservation business and an indemnified and repurchased asset.

●	Increased Amortization and depreciation due to higher MSR amortization resulting from growth in the servicing portfolio and increased MSR write-offs driven by higher prepayments.

●	Partially offsetting the increase in expenses was a decrease in Personnel costs driven by lower average headcount in 2026 compared to 2025.

Non-GAAP Financial Measure

A reconciliation of adjusted EBITDA for our SAM segment is presented below. Our segment-level adjusted EBITDA represents the segment portion of consolidated adjusted EBITDA. A detailed description and reconciliation of consolidated adjusted EBITDA is provided above in our Consolidated Results of Operations—Non-GAAP Financial Measure. SAM adjusted EBITDA is reconciled to net income as follows:

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

SERVICING & ASSET MANAGEMENT

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(12,231)	$36,963	$17,718	$93,630
Income tax expense (benefit)	(3,148)	13,578	7,665	36,657
Interest expense on corporate debt	9,561	10,404	29,043	31,145
Amortization and depreciation	57,636	56,991	174,211	167,371
Provision (benefit) for credit losses	(4,232)	949	20,852	6,481
Loan repurchase losses and fair value adjustments (1)	56,252	—	64,866	—
Net write-offs	(161)	—	(652)	—
Stock-based compensation expense	725	538	2,076	1,443
Write-off of unamortized issuance costs from corporate debt paydown (2)	—	—	—	2,529
Adjusted EBITDA	$104,402	$119,423	$315,779	$339,256
(1)Presented as a component of Indemnified and repurchased loan expenses, net in the Condensed Consolidated Statements of Income.
(2)Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of SAM adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

ADJUSTED EBITDA

SERVICING & ASSET MANAGEMENT

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Origination fees	$1,729	$1,698	$31	2%	$4,431	$3,327	$1,104	33%
Servicing fees	87,690	85,189	2,501	3	259,827	251,103	8,724	3
Investment management fees	8,583	6,178	2,405	39	25,716	23,437	2,279	10
Net warehouse interest income (expense)	258	—	258	N/A	778	—	778	N/A
Placement fees and other interest income	34,785	42,123	(7,338)	(17)	94,344	104,396	(10,052)	(10)
Other revenues	15,256	15,440	(184)	(1)	35,102	41,003	(5,901)	(14)
Personnel	(20,873)	(22,766)	1,893	(8)	(60,386)	(64,150)	3,764	(6)
Net write-offs	(161)	—	(161)	N/A	(652)	—	(652)	N/A
Indemnified and repurchased loan expenses, net	(6,820)	(3,526)	(3,294)	93	(15,151)	(5,066)	(10,085)	199
Other operating expenses	(16,013)	(4,944)	(11,069)	224	(27,212)	(14,857)	(12,355)	83
Net (income) loss from noncontrolling interests	(32)	31	(63)	(203)	(1,018)	63	(1,081)	(1,716)
Adjusted EBITDA	$104,402	$119,423	$(15,021)	(13)	$315,779	$339,256	$(23,477)	(7)

Quarterly Results

Adjusted EBITDA declined $15.0 million primarily due to lower Placement fees and other interest income driven by lower earnings rates, an increase in Other operating costs due to increased asset impairment costs, an increase in Indemnified and repurchased loan expenses, net was driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly this quarter compared to the same period last year. Those changes were offset by increases in Servicing fees due to growth in the servicing portfolio and Investment management fees due to increased deployed capital.

Year-to-date Results

Adjusted EBITDA decreased $23.5 million primarily due to an increase in Indemnified and repurchased loan expenses, net driven by greater operating costs of the underlying collateral as the average balance of non-performing repurchased loans increased significantly in 2026 compared to 2025, an increase in Other operating costs due to increased asset impairment costs, lower Placement fees and other interest income driven by lower earnings rates, and lower Other revenues resulting from a decline in income from affordable development equity method investments. Those declines were partially offset by an increase in Servicing fees due to growth in the servicing portfolio and an increase in Investment management fees due to increased deployed capital.

Corporate

FINANCIAL RESULTS

CORPORATE

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Revenues
Other interest income	$2,356	$4,179	$(1,823)	(44)%	$7,941	$11,103	$(3,162)	(28)%
Other revenues	27	2,114	(2,087)	(99)	(661)	3,798	(4,459)	(117)
Total revenues	$2,383	$6,293	$(3,910)	(62)	$7,280	$14,901	$(7,621)	(51)

Expenses
Personnel	$23,424	$23,001	$423	2%	$72,389	$61,083	$11,306	19%
Amortization and depreciation	2,780	1,904	876	46	7,576	5,794	1,782	31
Interest expense on corporate debt	1,615	1,512	103	7	4,285	4,397	(112)	(3)
Other operating expenses	21,446	22,762	(1,316)	(6)	62,652	64,577	(1,925)	(3)
Total expenses	$49,265	$49,179	$86	0	$146,902	$135,851	$11,051	8
Income (loss) before taxes	$(46,882)	$(42,886)	$(3,996)	9	$(139,622)	$(120,950)	$(18,672)	15
Income tax expense (benefit)	(10,460)	(11,445)	985	(9)	(34,481)	(34,046)	(435)	1
Net income (loss) before noncontrolling interests	$(36,422)	$(31,441)	$(4,981)	16	$(105,141)	$(86,904)	$(18,237)	21
Net income (loss)	$(36,422)	$(31,441)	$(4,981)	16	$(105,141)	$(86,904)	$(18,237)	21

Diluted EPS	$(1.12)	$(0.92)	$(0.20)	22%	$(3.60)	$(2.54)	$(1.06)	42%
Adjusted EBITDA(1)	$(38,662)	$(36,575)	$(2,087)	6	$(117,126)	$(102,627)	$(14,499)	14
(1)	This is a non-GAAP financial measure. For more information on adjusted EBITDA, refer to the section below titled “Non-GAAP Financial Measure”.

Quarterly Results

Net income (loss) declined slightly, driven mostly by a decrease in Other interest income earned on our Corporate cash balances due to the lower effective interest rate environment during the quarter and a decrease in Other revenues driven by small declines in revenue from our Corporate co-investments.

Year-to-date Results

Total Revenues decreased $7.6 million, down 51%, primarily due to a decrease in income from co-investments in our investment management business this year compared to the same period last year that are reflected in Other revenues and a decline in Other interest income earned on our Corporate cash balances driven by the lower interest rate environment.

Total Expenses increased $11.1 million, up 8%, due to an increase in average segment headcount to support Company operations as we have expanded our product offerings domestically, and our operations globally over the past year.

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

ADJUSTED FINANCIAL MEASURE RECONCILIATION TO GAAP

CORPORATE

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of Net Income (Loss) to Adjusted EBITDA
Net income (loss)	$(36,422)	$(31,441)	$(105,141)	$(86,904)
Income tax expense (benefit)	(10,460)	(11,445)	(34,481)	(34,046)
Interest expense on corporate debt	1,615	1,512	4,285	4,397
Amortization and depreciation	2,780	1,904	7,576	5,794
Stock-based compensation expense	3,825	2,895	10,635	7,710
Write-off of unamortized issuance costs from corporate debt paydown (1)	—	—	—	422
Adjusted EBITDA	$(38,662)	$(36,575)	$(117,126)	$(102,627)
(1)	Presented as a component of Other operating expenses in the Condensed Consolidated Statements of Income.

The following tables present a period-to-period comparison of the components of Corporate adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025.

ADJUSTED EBITDA

CORPORATE

	For the three months ended				For the nine months ended
	September 30,		$	%	September 30,		$	%
(in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Other interest income	$2,356	$4,179	$(1,823)	(44)%	$7,941	$11,103	$(3,162)	(28)%
Other revenues	27	2,114	(2,087)	(99)	(661)	3,798	(4,459)	(117)
Personnel	(19,599)	(20,106)	507	(3)	(61,754)	(53,373)	(8,381)	16
Other operating expenses	(21,446)	(22,762)	1,316	(6)	(62,652)	(64,155)	1,503	(2)
Adjusted EBITDA	$(38,662)	$(36,575)	$(2,087)	6	$(117,126)	$(102,627)	$(14,499)	14

Year-to-date Results

Adjusted EBITDA decreased $14.5 million, down 14%, primarily driven by higher Personnel expense due to an increase in average headcount for the segment as we have expanded our product offerings domestically and our operations globally over the past year and small decreases in Other interest income due to the interest rate environment and Other revenues due to lower income from our Corporate co-investments.

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

Fannie Mae has established benchmark standards for capital adequacy and reserves the right to terminate our servicing authority for all or some of the portfolio if, at any time, it determines that our financial condition is not adequate to support our obligations under the DUS agreement. We are required to maintain acceptable net worth as defined in the standards, and we satisfied the requirements as of September 30, 2026. The net worth requirement is derived primarily from UPB on Fannie Mae loans and the level of risk-sharing. As of September 30, 2026, the net worth requirement was $364.8 million, and our net worth was $895.8 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC. As of September 30, 2026, we were required to maintain at least $72.6 million of liquid assets to meet our operational liquidity requirements for Fannie Mae, Freddie Mac, HUD, Ginnie Mae and our warehouse facility lenders. As of September 30, 2026, we had operational liquidity of $153.7 million, as measured at our wholly owned operating subsidiary, Walker & Dunlop, LLC.

We paid a cash dividend of $0.68 per share during the third quarter of 2026, which is 1.5% higher than the quarterly dividend paid in the third quarter of 2025. On November 4, 2026, the Company’s Board of Directors declared a dividend of $0.68 per share for the fourth quarter of 2026. The dividend will be paid on December 4, 2026 to all holders of record of our restricted and unrestricted common stock as of November 20, 2026.

In February 2026, our Board of Directors approved a stock repurchase program that permits the repurchase of up to $75.0 million of shares of our common stock over a 12-month period beginning February 26, 2026 (the “2026 Stock Repurchase Program”). During the three months ended March 31, 2026, we repurchased 283 thousand shares under the 2026 Stock Repurchase Program. During the three months ended September 30, 2026, we did not repurchase any shares, and we had $61.7 million of remaining capacity under the 2026 Stock Repurchase Program as of September 30, 2026.

Historically, our cash flows from operations and warehouse facilities have been sufficient to enable us to meet our short-term liquidity needs and other funding requirements. We believe that cash flows from operations will continue to be sufficient for us to meet our current obligations for the foreseeable future.

Restricted Cash and Pledged Securities

Restricted cash consists primarily of good faith deposits held on behalf of borrowers between the time we enter into a loan commitment with the borrower and when the investor purchases the loan. We are generally required to share the risk of any losses associated with loans sold under the Fannie Mae DUS program, which is an off-balance sheet arrangement. We are required to secure this obligation by assigning collateral to Fannie Mae. We meet this obligation by assigning pledged securities to Fannie Mae. The amount of collateral required by Fannie Mae is a formulaic calculation at the loan level and considers the balance of the loan, the risk level of the loan, the age of the loan, and the level of risk-sharing. Fannie Mae requires collateral for Tier 2 loans of 75 basis points, which is funded over a 48-month period that begins upon delivery of the loan to Fannie Mae. Collateral held in the form of money market funds holding U.S. Treasuries is discounted 5%, and Agency MBS are discounted 4% for purposes of calculating compliance with the collateral requirements. As of September 30, 2026, we held substantially all of our restricted liquidity in Agency MBS in the aggregate amount of $213.8 million. Additionally, the majority of the loans for which we have risk-sharing are Tier 2 loans. We fund any growth in our Fannie Mae required operational liquidity and collateral requirements from our working capital.

We are in compliance with the September 30, 2026 collateral requirements as outlined above. As of September 30, 2026, reserve requirements for the September 30, 2026 DUS loan portfolio will require us to fund $91.5 million in additional restricted liquidity over the next 48 months, assuming no further principal paydowns, prepayments, or defaults within our at-risk portfolio. Fannie Mae has reassessed the DUS Capital Standards in the past and may make changes to these standards in the future. We generate sufficient cash flows from our operations to meet these capital standards and do not expect any future changes to have a material impact on our future operations; however, any future increases to collateral requirements may adversely impact our available cash.

Under the provisions of the DUS agreement, we must also maintain a certain level of liquid assets referred to as the operational and unrestricted portions of the required reserves each year. We satisfied these requirements as of September 30, 2026.

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

The warehouse facilities and corporate notes payable are subject to various financial covenants. The Company is in compliance with all of these financial covenants as of September 30, 2026.

Credit Quality, Allowance for Risk-Sharing Obligations, and Loan Repurchases

The following table sets forth certain information useful in evaluating our credit performance.

	September 30,
	2026	2025
Key Credit Metrics (in thousands)
Risk-sharing servicing portfolio:
Fannie Mae Full Risk	$67,786,267	$63,382,256
Fannie Mae Modified Risk	6,538,058	7,624,086
Freddie Mac Modified Risk	15,000	10,000
Total risk-sharing servicing portfolio	$74,339,325	$71,016,342

Non-risk-sharing servicing portfolio:
Freddie Mac No Risk	$45,961,529	$40,463,401
GNMA - HUD No Risk	12,025,739	11,298,108
Brokered	14,230,739	16,553,827
Total non-risk-sharing servicing portfolio	$72,218,007	$68,315,336
Total loans serviced for others	$146,557,332	$139,331,678

Loans held for investment (full risk)	$73,500	$36,926
Interim Program JV Managed Loans(1)	17,099	76,215

At-risk servicing portfolio(2)	$70,704,547	$66,946,180
Maximum exposure to at-risk portfolio(3)	14,470,064	13,704,585
Defaulted loans(4)	255,025	139,020

Defaulted loans as a percentage of the at-risk portfolio	0.36%	0.21%
Allowance for risk-sharing as a percentage of the at-risk portfolio	0.09	0.05
Allowance for risk-sharing as a percentage of maximum exposure	0.44	0.25
(1)	As of September 30, 2026 and 2025, this balance consisted of Interim Program JV managed loans. We indirectly share in a portion of the risk of loss associated with Interim Program JV managed loans through our 15% equity ownership in the Interim Program JV, which was $2.7 million and $6.7 million at September 30, 2026 and 2025, respectively. We have no exposure to risk of loss for the loans serviced directly for the Interim Program JV partner. The balance of this line is included as a component of assets under management in the Supplemental Operating Data table above.

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

The allowance for risk-sharing obligations related to the Company’s $70.3 billion at-risk Fannie Mae servicing portfolio and our Freddie Mac defaulted SBLs that is based on a collective evaluation as of September 30, 2026 was $25.3 million compared to $25.0 million as of December 31, 2025.

As of September 30, 2026, 17 loans (16 Fannie Mae loans and one Freddie Mac SBL) were in default with an aggregate UPB of $255.0 million compared to ten loans (seven Fannie Mae loans and three Freddie Mac SBLs) with an aggregate UPB of $139.0 million that were in default as of September 30, 2025. The collateral-based reserve on defaulted loans was $37.8 million and $9.4 million as of September 30, 2026 and 2025, respectively. We had a provision for risk-sharing obligations of $14.2 million for the three months ended September 30, 2026 compared to $0.9 million for the three months ended September 30, 2025. We had a provision for risk-sharing obligations of $26.3 million for the nine months ended September 30, 2026 compared to $6.0 million for the nine months ended September 30, 2025.

Loan Repurchases

We are obligated to repurchase loans that are originated for the GSEs’ programs if certain representations and warranties that we provide in connection with the sale of the loans through these programs are breached. In lieu of repurchasing a loan directly from the GSEs, we have entered into Indemnification and Repurchase Agreements. These indemnification agreements delay the requirement to repurchase the loan for periods of up to two years, and in exchange we fund a collateral reserve generally equal to 20% of the UPB of the loans or an agreed upon amount based on the unsecured portion of the loans and pay a financing fee to the GSE for the uncollateralized portion of the UPB. When we agree to repurchase or indemnify the GSEs, we are required to report the loan or underlying collateral as an asset and the related obligation to repurchase the loans or indemnification liability to the GSE as a liability on our Condensed Consolidated Balance Sheets. NOTE 5 in the condensed consolidated financial statements provides additional details related to our repurchase and indemnification activity and balances as of September 30, 2026.

As of September 30, 2026, we have either repurchased, or agreed to indemnify and repurchase (collectively, “Repurchased Loans”), $208.0 million of loans from the GSEs. We have fully repurchased $73.3 million of these loans from the GSEs and agreed to indemnify and repurchase the remaining $134.7 million of loans—and funded an escrow reserve with the GSEs totaling $37.7 million in connection with those agreements. As of September 30, 2026, we have disposed of $39.4 million of loans. Of the total remaining Repurchased Loans, $151.3 million of unpaid principal balance are included in Loans held for sale—indemnified and repurchased loans, net of $76.8 million of estimated collateral reserves based on the estimated fair value of the underlying collateral. The remaining $13.5 million are included in Other assets, net of $4.7 million impairments based on the estimated fair value of the underlying collateral.

New/Recent Accounting Pronouncements

As seen in NOTE 2 in the condensed consolidated financial statements in Item 1 of Part I of this Form 10-Q, there were no accounting pronouncements that the Financial Accounting Standards Board has issued that have the potential to materially impact us as of September 30, 2026.

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

Some of our assets and liabilities are subject to changes in interest rates. Placement fee revenue from escrow deposits generally tracks the Effective Federal Funds Rate (“EFFR”). The EFFR was 388 basis points and 409 basis points as of September 30, 2026 and 2025, respectively. The following table shows the impact on our placement fee revenue due to a 100-basis point increase and decrease in EFFR based on our escrow balances outstanding at each period end. A portion of these changes in earnings as a result of a 100-basis point increase in the EFFR would be delayed by several months due to the negotiated nature of some of our placement arrangements.

(in thousands)	As of September 30,
Change in annual placement fee revenue due to:	2026	2025
100 basis point increase in EFFR	$28,651	$28,196
100 basis point decrease in EFFR	(28,651)	(28,196)

The borrowing cost of our warehouse facilities used to fund loans held for sale is based on SOFR. The base SOFR was 390 basis points and 424 basis points as of September 30, 2026 and 2025, respectively. The following table shows the impact on our annual net warehouse interest income due to a 100-basis point increase and decrease in SOFR, based on our warehouse borrowings outstanding at each period end. The changes shown below do not reflect an increase or decrease in the interest rate earned on our loans held for sale.

(in thousands)	As of September 30,
Change in annual net warehouse interest income due to:	2026	2025
100 basis point increase in SOFR	$(7,877)	$(22,011)
100 basis point decrease in SOFR	7,877	22,011

All of our Corporate Debt is effectively based on Adjusted Term SOFR as of September 30, 2026. The following table shows the impact on our annual earnings due to a 100-basis point increase and decrease in SOFR as of September 30, 2026 and 2025, respectively, based on the debt balances outstanding at each period end.

(in thousands)	As of September 30,
Change in annual income before taxes due to:	2026	2025
100 basis point increase in SOFR	$(8,433)	$(8,478)
100 basis point decrease in SOFR	8,433	8,478

Market Value Risk

The fair value of our MSRs is subject to market-value risk. A 100-basis point increase or decrease in the weighted average discount rate would decrease or increase, respectively, the fair value of our MSRs by approximately $38.8 million as of September 30, 2026 compared to $40.6 million as of September 30, 2025. Additionally, a 50-basis point increase or decrease in the placement fee rates would increase or decrease, respectively, the fair value of our MSRs by approximately $50.7 million as of September 30, 2026. Our Fannie Mae and Freddie Mac loans include economic deterrents that reduce the risk of loan prepayment prior to the expiration of the prepayment protection period, including prepayment premiums, loan defeasance, or yield maintenance fees. These prepayment protections generally extend the duration of a loan compared to a loan without similar protections. As of both September 30, 2026 and 2025, 90% of the loans for which we earn servicing fees are protected from the risk of prepayment through prepayment provisions; given this significant level of prepayment protection, we do not hedge our servicing portfolio for prepayment risk.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have included in Part I, Item 1A of our 2025 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the “Risk Factors”). Except as described below, there have been no material changes from the disclosures provided in our 2025 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to the Company’s stock.

A sustained decline in our stock price could result in a material impairment of goodwill, adversely affecting our financial condition and results of operations.

As a result of our acquisition history, we have goodwill recorded on our consolidated balance sheet, which is subject to impairment testing annually or more frequently if events or circumstances indicate that an impairment may have occurred. The market price of our common stock has experienced a meaningful decline, and a sustained decline in our market capitalization, particularly relative to the carrying value of our net assets, could trigger an interim goodwill impairment assessment. If the estimated fair value of one or more of our reporting units falls below its carrying value, we may be required to recognize a material, non-cash goodwill impairment charge. Any such charge could materially adversely affect our reported results of operations and financial condition, including reducing our earnings and shareholders’ equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Under the Company’s 2024 Equity Incentive Plan, subject to the Company’s approval, grantees have the option of electing to satisfy minimum tax withholding obligations at the time of vesting or exercise by allowing the Company to withhold and purchase the shares of stock otherwise issuable to the grantee. During the quarter ended September 30, 2026, we purchased 15,524 shares to satisfy grantee tax withholding obligations on share-vesting events. During the first quarter of 2026, the Company’s Board of Directors approved the 2026 Stock Repurchase Program. During the quarter ended September 30, 2026, we did not repurchase any shares under the 2026 Stock Repurchase Program. The Company had $61.7 million of authorized share repurchase capacity remaining as of September 30, 2026.

The following table provides information regarding common stock repurchases for the quarter ended September 30, 2026:

			Total Number of	Approximate
			Shares Purchased as	Dollar Value
	Total Number	Average	Part of Publicly	of Shares that May
	of Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs	the Plans or Programs
July 1-31, 2026	11,346	$52.92	—	61,665,830
August 1-31, 2026	—	—	—	61,665,830
September 1-30, 2026	4,178	40.27	—	61,665,830
3rd Quarter	15,524	$49.51	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

10.1	***

Amendment No. 9 to Master Repurchase Agreement, dated as of September 9, 2026, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 15, 2026)

10.2	***

Third Amended and Restated Side Letter, dated as of September 9, 2026, by and among Walker & Dunlop, LLC, Walker & Dunlop, Inc., and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 15, 2026)

10.3	***

Amendment No. 1, dated as of October 26, 2026, to Amended and Restated Credit Agreement, dated as of March 14, 2025, among Walker & Dunlop, Inc., as borrower, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2026)

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

***:

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Walker & Dunlop, Inc.
Date: November 5, 2026	By:	/s/ William M. Walker
William M. Walker
Chairman and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Gregory A. Florkowski
Gregory A. Florkowski
Executive Vice President and Chief Financial Officer